Form 10-Q
period 1996-03-31
HELLO DIRECT INC /DE/
filed 1996-05-15
CIK 937265

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996    COMMISSION FILE NUMBER 0-25524


                              HELLO DIRECT, INC.
            (Exact name of registrant as specified in its charter)


             DELAWARE                                   94-3043208
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)



         5884 EDEN PARK PLACE                           95138-1859
         SAN JOSE, CALIFORNIA                           (Zip Code)
(Address of principal executive offices)


                                (408) 972-1990
                            (Registrant's telephone
                         number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No      .
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
     Class                                                April 30, 1996
Common Stock, Par Value $.001                                4,979,224

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                              HELLO DIRECT, INC.
                      Condensed Statements of Operations

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                               1996            1995
                                                               ----            ----
Net sales                                                   $12,073,000     $8,746,000
Cost of goods sold                                            5,723,000      3,952,000
                                                            -----------     ----------
      Gross profit                                            6,350,000      4,794,000
Selling, general and administrative expenses                  5,583,000      3,547,000
Product development expenses                                    535,000        357,000
CellBase expenses                                                    --        182,000
                                                            -----------     ----------
      Operating income                                          232,000        708,000
Other income (expense) - net                                    193,000        (48,000)
                                                            -----------     ----------
      Income before income taxes                                425,000        660,000

Income taxes                                                    170,000       (150,000)
                                                            -----------     ----------
      Net income                                            $   255,000     $  810,000
                                                            ===========     ==========

Net income per share                                        $      0.05     $     0.24
                                                            ===========     ==========
Weighted average shares outstanding                           5,013,000      3,346,000
                                                            ===========     ==========

See accompanying note to condensed financial statements

                              HELLO DIRECT, INC.
                           Condensed Balance Sheets

                                    ASSETS

                                                                    March 31,                       December 31,
                                                                      1996                             1995
                                                                      ----                             ----
Current assets:
   Cash and cash equivalents                                      $ 3,071,000                       $ 3,487,000
   Short-term investments                                           6,378,000                         4,322,000
   Trade accounts receivable, less allowance for returns
      and doubtful accounts                                         4,321,000                         3,408,000
   Inventories                                                      4,338,000                         3,914,000
   Deferred tax assets                                                231,000                           231,000
   Other current assets                                             1,441,000                         1,004,000
                                                                  -----------                       -----------
      Total current assets                                         19,780,000                        16,366,000

Long-term investments                                               4,082,000                         6,147,000
Property and equipment, net                                         1,500,000                         1,280,000
Long-term deferred tax assets                                       1,752,000                         1,923,000
                                                                  -----------                       -----------
      Total assets                                                $27,114,000                       $25,716,000
                                                                  ===========                       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligation                    $    26,000                       $    26,000
   Accounts payable                                                 2,508,000                         1,593,000
   Accrued expenses                                                   495,000                           350,000
                                                                  -----------                       -----------
      Total current liabilities                                     3,029,000                         1,969,000
Long-term portion of capital lease obligation                          18,000                            20,000
                                                                  -----------                       -----------
      Total liabilities                                             3,047,000                         1,989,000

Stockholders' equity:
   Common stock                                                         5,000                             5,000
   Additional paid-in capital                                      27,717,000                        27,632,000
   Accumulated deficit                                             (3,210,000)                       (3,465,000)
   Less treasury stock, at cost                                      (445,000)                         (445,000)
                                                                  -----------                       -----------
      Total stockholders' equity                                   24,067,000                        23,727,000
                                                                  -----------                       -----------
      Total liabilities and stockholders' equity                  $27,114,000                       $25,716,000
                                                                  ===========                       ===========

See accompanying note to condensed financial statements

                               HELLO DIRECT, INC
                      Condensed Statements of Cash Flows

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   1996               1995
                                                                                ----------        ----------
Cash flows from operating activities:
   Net income                                                                   $  255,000        $  810,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
      Depreciation and amortization                                                 78,000            81,000
      Provision for returns and doubtful accounts                                   22,000            54,000
      Deferred income taxes                                                        171,000          (166,000)
      Changes in items affecting operations:
         Trade accounts receivable                                                (935,000)         (705,000)
         Inventories                                                              (424,000)          921,000
         Other assets                                                             (437,000)         (788,000)
         Accounts payable and accrued expenses                                   1,060,000           202,000
                                                                                ----------        ----------
            Net cash provided by (used in) operating activities                   (210,000)          409,000
                                                                                ----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (298,000)         (279,000)
   Decrease in investments                                                           9,000                 -
                                                                                ----------        ----------
            Net cash used in investing activities                                 (289,000)         (279,000)
                                                                                ----------        ----------

Cash flows from financing activities:
   Payments on capital lease obligations                                            (2,000)           (5,000)
   Sale of common stock, net                                                        85,000            31,000
                                                                                ----------        ----------
            Net cash provided by financing activities                               83,000            26,000
                                                                                ----------        ----------

Net increase (decrease) in cash and cash equivalents                              (416,000)          156,000

Cash and cash equivalents at beginning of period                                 3,487,000         1,699,000
                                                                                ----------        ----------

Cash and cash equivalents at end of period                                      $3,071,000        $1,855,000
                                                                                ==========        ==========

See accompanying note to condensed financial statements

                               HELLO DIRECT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 MARCH 31, 1996

1. Interim Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial information set forth therein. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements in the Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995 in the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net Sales. Net sales reflect total sales less a provision for returns. Net sales increased $3,327,000 or 38.0% to $12,073,000 in the three month period ended March 31, 1996 from $8,746,000 for the comparable period in 1995. This increase was primarily due to the Company's growing house list of customers and the mailing of 48% more catalogs in the first three months of 1996 compared to 1995.

Gross Profit.   Gross profit increased $1,556,000 or 32.5% to $6,350,000 in the three month period ended March 31, 1996 from $4,794,000 from the comparable period in 1995. As a percentage of net sales, gross profit for the three month period was 52.6% for 1996 versus 54.8% for 1995. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products which carry a lower gross margin but also have lower product development and marketing expenses (as a percentage of net sales) associated with them.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,036,000 or 57.4% to $5,583,000 in the three month period ended March 31, 1996 from $3,547,000 from the comparable period in 1995. As a percentage of net sales, these expenses increased to 46.2% in 1996 compared to 40.6% in 1995. This increase was planned and is the result of planned headcount additions to the Company's product management team and customer care activities.

Product Development Expenses. Product development expenses increased $178,000 to $535,000 for the three month period ended March 31, 1996 from $357,000 in the comparable period in 1995. As a percentage of net sales, these expenses increased to 4.4% in 1996 compared to 4.1% in 1995. This increase was the result of several new and in process products which are currently planned for introduction in 1996*.

- - ------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K.

CellBase Expenses. In December 1995, the Company announced that it had discontinued the development and marketing of CellBase. The expense presented for the three month period ended March 31, 1995 represents costs incurred during that period and is related to the development and marketing of CellBase. No expenses related to this product were incurred in the comparable 1996 period.

Other Income (Expense). Other income includes interest income of $193,000 for the three month period ended March 31, 1996 on the remaining proceeds from the Company's initial public offering. This compares to interest expense of $48,000 for the comparable period in 1995 related to the $2,000,000 Subordinated Promissory Note issued in May 1994 and retired in April 1995 with a portion of the proceeds from the initial public offering.

Net Income. Net income decreased $555,000 or 68.5% to $255,000 for the three month period ended March 31, 1996 from $810,000 for the comparable period of 1995. This decrease was due to the reasons enumerated above and the effect on the provision (credit) for income taxes from the application of tax loss carryforwards in accordance with Statement of Financial Accounting Standards No. 109 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash used in operating activities in the three month period ended March 31, 1996 was $210,000. This was the result of $526,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $736,000 of changes in operating assets and liabilities. Cash used by investing activities for the three month period ended March 31, 1996 was $289,000, primarily due to the purchases of property and equipment. Cash provided by financing activities was $83,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the three month period ended March 31, 1996 were $298,000 compared to $279,000 for same period in the prior year. This increase was anticipated and is reflective of the growth in sales activity and the tooling requirements for new product introductions*. The Company also plans to lease additional space during the remainder of 1996 to facilitate its continued expansion*.

The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its public offering, will be sufficient to finance its working capital for the foreseeable future*. However, should the Company need additional funds, it has an unsecured revolving line of credit with a bank for $2,000,000 at the bank's prime lending rate. During the three month period ended March 31, 1996, no borrowings were made against this line, and at present there are no outstanding balances against this line*.

ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

     Approximately 58% of the Company's net sales for the three months ended March 31, 1996 were derived from sales of the Company's proprietary products which have a higher gross margin than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future. If sales of the Company's telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

     A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all headset products, are manufactured by only two sources, To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole of limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

     Substantially all of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc. ("K-Tec"), located in south Korea, and Sinoca Enterprises Co. Ltd. ("Sinoca"), located in Taiwan. Each of these manufacturers is a substantial supplier to the Company and products manufactured by Sinoca and K-Tec together represented approximately 58% of the Company's net sales in the three month period ending March 31, 1996. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships, The Company's business is subject to the risks generally associated with doing business abroad, in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. Further, the Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the

- - -----------------------
* This statement is a forward-looking statement reflecting current expectations, There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K.

importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.

     Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. While the Company experienced significant paper price increases in 1995, the price of paper has stabilized and additional price increases, if any, in 1996 are not anticipated to be material*. Postal rates were increased in January 1995 and the Postal Service approved requirements for sorting and bar coding of third class mail which will result in a small discount from present rates for third class mail. These requirements, effective July 1, 1996, will reduce postage expense in the second half of 1996, although not materially*. Should there be changes in the current outlook, an increase in postal rates or higher than anticipated paper and printing costs could have a material adverse impact on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing mailing and delivery systems.

     The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors, The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected.


- - ----------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K.

                                  SIGNATURES


     Pursuant to the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                       HELLO DIRECT, INC.
                                          (Registrant)


                                       /s/ NORMAN L. BUNAS
                                       --------------------------------------
                                       Norman L. Bunas,
                                       Vice President of Operations, Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS                                                                          PAGE NUMBER
- - --------                                                                          -----------
11.1         Statement computation of net income (loss) per share

27           Financial Data Schedule