Form 10-Q
period 1996-06-30
HELLO DIRECT INC /DE/
filed 1996-08-14
CIK 937265

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1996    COMMISSION FILE NUMBER 0-25524


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
                                        ---     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding at
          Class                                    July 31, 1996
Common Stock, Par Value $.001                        4,979,224

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                              HELLO DIRECT, INC.
                      Condensed Statements of Operations


                                               Three Months Ended          Six Months Ended
                                               ------------------          ----------------
                                                   June 30,                   June 30,
                                                   -------                    -------
                                               1996          1995         1996          1995
                                               ----          ----         ----          ----

Net sales                                   $12,382,000   $9,038,000   $24,455,000   $17,784,000
Cost of goods sold                            5,898,000    4,042,000    11,621,000     7,994,000
                                            -----------   ----------   -----------   -----------

      Gross profit                            6,484,000    4,996,000    12,834,000     9,790,000
Selling, general and administrative
  expenses                                    5,613,000    4,074,000    11,196,000     7,621,000
Product development expenses                    540,000      311,000     1,075,000       668,000
CellBase expenses                                    -       170,000            -        352,000
                                            -----------   ----------   -----------   -----------

      Operating income                          331,000      441,000       563,000     1,149,000
Other income - net                              178,000      163,000       371,000       115,000
                                            -----------   ----------   -----------   -----------

      Income before income taxes                509,000      604,000       934,000     1,264,000

Income tax                                      204,000      (97,000)      374,000      (247,000)
                                            -----------   ----------   -----------   -----------

      Income before extraordinary item          305,000      701,000       560,000     1,511,000

Extraordinary item                                   -       137,000            -        137,000
                                            -----------   ----------   -----------   -----------

      Net income                            $   305,000   $  564,000   $   560,000   $ 1,374,000
                                            ===========   ==========   ===========   ===========

Per share amounts:

Income before extraordinary item            $      0.06   $     0.15   $      0.11   $      0.38
                                            ===========   ==========   ===========   ===========
Net income                                  $      0.06   $     0.12   $      0.11   $      0.34
                                            ===========   ==========   ===========   ===========
Weighted average shares outstanding           5,037,000    4,642,000     5,025,000     3,994,000
                                            ===========   ==========   ===========   ===========

See accompanying note to condensed financial statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS



                                                                 June 30,    December 31,
                          ASSETS                                   1996         1995
                                                                   ----         ----
Current assets:
    Cash and cash equivalents                                   $ 2,513,000   $ 3,487,000
    Short-term investments                                        8,725,000     4,322,000
    Trade accounts receivable, less allowance for returns
       and doubtful accounts                                      4,281,000     3,408,000
    Inventories                                                   3,681,000     3,914,000
    Deferred tax assets                                             231,000       231,000
    Other current assets                                          1,725,000     1,004,000
                                                                -----------   -----------
       Total current assets                                      21,156,000    16,366,000

Long-term investments                                                  -        6,147,000
Notes receivable                                                  1,200,000          -
Property and equipment, net                                       2,058,000     1,280,000
Long-term deferred tax assets                                     1,555,000     1,923,000
                                                                -----------   -----------
       Total assets                                             $25,969,000   $25,716,000
                                                                ===========   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligation                 $    26,000   $    26,000
    Accounts payable                                                987,000     1,593,000
    Accrued expenses                                                575,000       350,000
                                                                -----------   -----------
       Total current liabilities                                  1,588,000     1,969,000
Long-term portion of capital lease obligation                         9,000        20,000
                                                                -----------   -----------
       Total liabilities                                          1,597,000     1,989,000

Stockholders' equity:
    Common stock                                                      5,000         5,000
    Additional paid-in capital                                   27,717,000    27,632,000
    Accumulated deficit                                          (2,905,000)   (3,465,000)
    Less treasury stock, at cost                                   (445,000)     (445,000)
                                                                -----------   -----------
       Total stockholders' equity                                24,372,000    23,727,000
                                                                -----------   -----------
       Total liabilities and stockholders' equity               $25,969,000   $25,716,000
                                                                ===========   ===========

See accompanying note to condensed financial statements

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                       1996              1995
                                                                   ------------      ------------
Cash flows from operating activities:
    Net income                                                      $   560,000      $  1,374,000
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Depreciation and amortization                                   132,000           179,000
        Deferred income taxes                                           368,000          (305,000)
        Provision for returns and doubtful accounts                      (5,000)          (11,000)
        Changes in items affecting operations:
            Trade accounts receivable                                  (868,000)         (720,000)
            Inventories                                                 233,000           241,000
            Other assets                                               (721,000)         (421,000)
            Accounts payable and accrued expenses                      (381,000)          214,000
                                                                    -----------      ------------
               Net cash provided by (used in) operating activities     (682,000)          551,000
                                                                    -----------      ------------

Cash flows from investing activities:
    Purchases of property and equipment                                (910,000)         (687,000)
    Decrease (increase) in investments and notes receivable             544,000        (6,034,000)
                                                                    -----------      ------------
               Net cash used in investing activities                   (366,000)       (6,721,000)
                                                                    -----------      ------------
Cash flows from financing activities:
    Payments on capital lease obligations                               (11,000)          (11,000)
    Decrease in subordinated notes                                         -           (1,912,000)
    Sale of common stock, net                                            85,000        17,805,000
                                                                    -----------      ------------
               Net cash provided by financing activities                 74,000        15,882,000
                                                                    -----------      ------------
Net increase (decrease) in cash and cash equivalents                   (974,000)        9,712,000

Cash and cash equivalents at beginning of period                      3,487,000         1,699,000
                                                                    -----------      ------------

Cash and cash equivalents at end of period                          $ 2,513,000      $ 11,411,000
                                                                    ===========      ============

Noncash financing activity:

    Conversion of preferred stock Series I and II                          -         $  2,638,000
                                                                    ===========      ============

                              HELLO DIRECT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 JUNE 30, 1996

1. Interim Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial information set forth therein. Results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of future financial results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net Sales. Net sales reflect total sales less a provision for returns. Net sales increased $3,344,000 or 37.0% to $12,382,000 in the three month period ended June 30, 1996 from $9,038,000 for the comparable period in 1995. This increase was primarily attributable to a 26.9% increase in the number of catalogs mailed (to 5,305,000), a 41.9% increase in the number of orders received (to 72,000), a 1.7% increase in the average order size (to $218) and a 31.0% increase in the number of active accounts (to 128,400). During the quarter, the Company introduced a 60 page prospecting catalog in addition to the full line catalog of 88 pages which is mailed to the house list. The Company is testing the effectiveness of this 60 page catalog at converting prospective customers into actual customers.*

For the six month period ended June 30, 1996, net sales increased $6,671,000 or 37.5% to $24,455,000 from the comparable period in 1995. This increase was primarily attributable to a 36.7% increase in the number of catalogs mailed (to 10,895,000), a 37.7% increase in the number of orders received (to 140,000), a 1% increase in the average order size (to $217), and the 31.0% increase in the number of active accounts discussed above. The Company continually sources and adds new products to its catalog on a quarterly basis and also deletes products that do not meet revenue expectations. Any significant decrease in net sales from new products added to the catalog could have a material negative effect on the Company's operating results.

Gross Profit.   Gross profit increased $1,488,000 or 29.8% to $6,484,000 in the three month period ended June 30, 1996 and $3,044,000 or 31.1% to $12,834,000 in the six month period ended June 30, 1996 from the comparable periods in 1995.
As a percentage of net sales, gross profit for the three month period was 52.4% for 1996 versus 55.3% for 1995 and for the six month period 52.5% in 1996 versus 55.0% in 1995. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of
_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

branded and private label products which carry a lower gross margin but also have lower product development and marketing expenses (as a percentage of net sales) associated with them.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,539,000 or 37.8% to $5,613,000 in the three month period ended June 30, 1996 and $3,575,000 or 46.9% to $11,196,000 in the
six month period ended June 30, 1996 from the comparable periods in 1995. As a percentage of net sales, these expenses for the three month period were 45.3% for 1996 versus 45.1% for 1995 and for the six month period 45.8% in 1996 versus 42.9% in 1995. This increase was the result of planned headcount additions to the Company's administrative management group, product management team, and customer care activities. A significant portion of the Company's selling, general and administrative expenses are related to the distribution of its catalog. Any significant increases in the cost of paper or postage, or deterioration in the response rates from mailings could have a material negative effect on the Company's operating results. As a percentage of net sales, the Company expects that total selling, general and administrative expenses for the six months ending December 31, 1996 will be approximately the same as for the six months ended June 30, 1996.*

Product Development Expenses. Product development expenses increased $229,000 or 73.6% to $540,000 in the three month period ended June 30, 1996 and $407,000 or 60.9% to $1,075,000 in the six month period ended June 30, 1996 from the comparable periods in 1995. As a percentage of net sales, these expenses for the three month period were 4.4% for 1996 versus 3.4% for 1995 and for the six month period 4.4% in 1996 versus 3.8% in 1995. This increase was the result of expenses incurred in connection with the development of several new and in process products which are currently planned for introduction in late 1996 and 1997.* It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes that these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1997.*

CellBase Expenses. In December 1995, the Company announced that it had discontinued the development and marketing of CellBase. The expenses presented for the three and six month periods ended June 30, 1995 represent costs incurred during these periods related to the development and marketing of CellBase. No expenses related to this product were incurred in the comparable 1996 periods.

Other Income. Other income includes interest income of $178,000 and $371,000 for the three and six month periods, respectively, ended June 30, 1996 versus $218,000 and $235,000, respectively, for the comparable periods in 1995. There was no interest expense in 1996 versus $103,000 and $169,000 for the three and six month periods ended

_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

June 30, 1995. This increase relates to interest earned on the remaining proceeds from the Company's initial public offering. The interest expense is related to the $2,000,000 Subordinated Promissory Note issued in May 1994 and retired in April 1995 with a portion of the proceeds from the initial public offering.

Extraordinary Item. Reflects the net of tax write-off of the unamortized financing costs associated with the Subordinated Promissory Note issued in May 1994 and retired in April 1995.

Net Income. Net income decreased $259,000 or 45.9% to $305,000 in the three month period and $814,000 or 59.2% to $560,000 in the six month period ended June 30, 1996 from the comparable periods in 1995. This decrease was due to the reasons enumerated above and the effect on the provision (credit) for income taxes from the application of tax loss carryforwards in accordance with Statement of Financial Accounting Standards No. 109 in 1995.

Quarterly and Seasonal Fluctuations. The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.





LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash used in operating activities during the six month period ended June 30, 1996 was $682,000. This was the result of $1,055,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,737,000 of changes in operating assets and liabilities. Cash used by investing activities for the six

_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

month period ended June 30, 1996 was $366,000, due to purchases of property and equipment ($910,000) and the initial financing for the Company's new facility, discussed below ($1,200,000), offset by a decrease in investments ($1,744,000). Cash provided by financing activities during the six month period ended June 30, 1996 was $74,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the six month period ended June 30, 1996 were $910,000 compared to $687,000 for same period in the prior year. This increase was anticipated and is reflective of the growth in sales activity and the tooling requirements for new product introductions.* The Company plans to expend between $1,800,000 and $2,500,000 in capital expenditures for the year ending December 31, 1996.* The Company believes that capital expenditures for the year ending December 31, 1997 will be approximately the same as for the year ending December 31, 1996.*

The Company has entered into a customized financing arrangement for the construction of a new corporate headquarters building that will serve the Company's expansion needs over the long term. Under the arrangement, the Company has committed $5,000,000 in financing for the construction of a new facility at a fixed interest rate of 7.5% for a period of 12 years. Following completion of the new building, expected in January 1997, the company will enter into a 15-year lease agreement for the facility.* The Company has advanced $1,200,000 of the financing commitment as of June 30, 1996, which is reflected in the financial statements as notes receivable.

The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its public offering, will be sufficient to finance its working capital for the foreseeable future.*
However, should the Company need additional funds, it has an unsecured revolving line of credit with a bank for $5,000,000 at the bank's prime lending rate. During the three month period ended June 30, 1996, no borrowings were made against this line, and at present there are no outstanding balances against this line.


ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

     Approximately 58% of the Company's net sales for the six months ended June 30, 1996 were derived from sales of the Company's proprietary products (mainly telephone headset products) which have a higher gross margin than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the
foreseeable future.*   If sales of the Company's proprietary products were to
decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive

_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

     A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all headset products, are manufactured by only two sources. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole of limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

     Substantially all of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc. ("K-Tec"), located in South Korea, and Sinoca Enterprises Co. Ltd. ("Sinoca"), located in Taiwan and Singapore. Each of these manufacturers is a substantial supplier to the Company and products manufactured by Sinoca and K-Tec together represented approximately 58% of the Company's net sales in the six month period ending June 30, 1996. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships. The Company's business is subject to the risks generally associated with doing business abroad, in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. Further, the Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.

     Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. While the Company experienced significant paper price increases in 1995, the price of paper has stabilized and additional price increases, if any, in the remainder of 1996 are not anticipated to be material.* Effective July 1, 1996 the Postal Service implemented requirements for sorting and bar coding of third class mail which will result in a small discount from present rates for third class mail. These requirements are expected to reduce postage expense in the second half of 1996, although not materially.* Should there be changes in the current outlook, an increase in postal

_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

rates or higher than anticipated paper and printing costs could have a material adverse impact on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing, and delivery systems.

     The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The Company expects that the implementation of those Statements will not have a material effect its the financial statements.*

_______________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

                          PART II. OTHER INFORMATION


Items 1-3. Not applicable.

Item 4. Submission of matters to vote of security holders.

     At the Annual Meeting of Stockholders of the Company, held on May 8, 1996, in San Jose, CA, the stockholders elected five directors to serve until the next Annual Meeting of the Stockholders and ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 31, 1996.

     Results of the stockholder vote:

          ITEM                        FOR      AGAINST   ABSTAIN
          ----                        ---      -------   -------
     Election of Directors
     ---------------------
          C. Allen Batts           4,409,446   10,500          0
          John B. Mumford          4,409,446   10,500          0
          Deepak Kamra             4,409,446   10,500          0
          William P. Sousa         4,409,446   10,500          0
          John W. Combs            4,409,446   10,500          0

     Appoint KPMG Peat Marwick     4,417,596      950      1,400
     -------------------------

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.   Exhibits

10.7    Lease Agreement by and between MPJ-A and Registrant, dated May 10, 1996.

10.8    Promissory Note by and between MPJ-A and Registrant, dated May 10, 1996.

10.9 Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996.

10.10 Line of Credit Agreement by and between Wells Fargo Bank and Registrant, dated June 17, 1996.

11.1    Computation of net income per share.

27.1    Financial Data Schedule.

b.  Reports on Form 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                  SIGNATURES

  Pursuant to the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                            HELLO DIRECT, INC.
                                               (Registrant)



August 13, 1996                             /s/ Norman L. Bunas
                                            --------------------
                                            Norman L. Bunas,
                                            Vice President of Operations and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number       Description of Document
- ------       -----------------------

10.7         Lease Agreement by and between MPJ-A and Registrant, dated
             May 10, 1996.

10.8         Promissory Note by and between MPJ-A and Registrant, dated
             May 10, 1996.

10.9 Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996.

10.10 Line of Credit Agreement by and between Wells Fargo Bank and Registrant, dated June 17, 1996.

11.1         Computation of net income per share.

27.1         Financial Data Schedule.