Form 10-Q
period 1996-09-30
HELLO DIRECT INC /DE/
filed 1996-11-13
CIK 937265

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996        COMMISSION FILE NUMBER 0-25524


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Outstanding at
          Class                                       October 31, 1996
Common Stock, Par Value $.001                             5,007,226

                              HELLO DIRECT, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                              SEPTEMBER 30, 1996

1. Interim Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial information set forth therein. Results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim financial statements in the Quarterly Report on Form 10-Q. Accordingly, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995 in the Company's Annual Report on Form 10-K/A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis section contains forward-looking
     --------------------------------------------------------------------------
statements that involve risks and uncertainties.  The Company's actual results
------------------------------------------------------------------------------
may differ significantly from the results discussed in the forward-looking
--------------------------------------------------------------------------
statements.  Factors that might cause such a difference include, but are not
----------------------------------------------------------------------------
limited to, those discussed below and in the Company's reports filed with the
-----------------------------------------------------------------------------
Securities and Exchange Commission including the Company's Annual Report on Form
--------------------------------------------------------------------------------
10-K/A for the year ended December 31, 1995 and the Quarterly Reports on Form
-----------------------------------------------------------------------------
10-Q for the quarters ended March 31 and June 30, 1996.  Readers are cautioned
------------------------------------------------------------------------------
not to place undue reliance on these forward-looking statements, which speak
----------------------------------------------------------------------------
only as of the date hereof.  Forward-looking statements are identified with an
------------------------------------------------------------------------------
asterisk (*).
------------


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net Sales.  Net sales reflect total sales less a provision for returns.  Net
---------
sales increased $3,808,000 or 40.9% to $13,111,000 in the three month period ended September 30, 1996 from $9,303,000 for the comparable period in 1995. This increase was primarily attributable to a 43.2% increase in the number of catalogs mailed (to 6,723,000), a 41.0% increase in the number of orders received (to 78,000), a 0.5% increase in the average order size (to $217) and a 28.8% increase in the number of active accounts (to 137,700). During the quarter, the Company continued to use a 60 page prospecting catalog (introduced as of April 1, 1996) in addition to the full line catalog of 100 pages which is mailed to the house list. The Company is testing the effectiveness of this 60 page catalog at converting prospective customers into actual customers.*

For the nine month period ended September 30, 1996, net sales increased $10,479,000 or 38.7% to $37,566,000 from $27,087,000 for the comparable period in 1995. This increase was primarily attributable to a 39.1% increase in the number of catalogs mailed (to 17,618,000), a 38.8% increase in the number of orders received (to 217,000), a 1% increase in the average order size (to $217), and the 28.8% increase in the number of active accounts discussed above. The Company continually sources and adds new products to its catalog on a quarterly basis and also deletes products that do not meet revenue expectations*. Any significant decrease in net sales from new products added to the catalog could have a material negative effect on the Company's operating results.

Gross Profit.   Gross profit increased $1,651,000 or 33.0% to $6,648,000 in the
------------
three month period ended September 30, 1996 and $4,695,000 or 31.8% to $19,482,000 in the nine month period ended September 30, 1996 from the comparable periods in 1995. As a percentage of net sales, gross profit for the three month period was 50.7% for 1996 versus 53.7% for 1995 and for the nine month period 51.9% in 1996 versus 54.6% in 1995. This

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products which carry a lower gross margin but also have lower product development and marketing expenses (as a percentage of net sales) associated with them.

Selling, General and Administrative Expenses.  Selling, general and
--------------------------------------------
administrative expenses increased $1,714,000 or 37.4% to $6,297,000 in the three month period ended September 30, 1996 and $5,289,000 or 43.3% to $17,493,000 in the nine month period ended September 30, 1996 from the comparable periods in 1995. As a percentage of net sales, these expenses for the three month period were 48.0% for 1996 versus 49.3% for 1995 and for the nine month period 46.6% in 1996 versus 45.1% in 1995. The increase for the three and nine month periods in 1996 expense compared to 1995 was the result of planned headcount additions to the Company's administrative management group, product management team, and customer care activities. A significant portion of the Company's selling, general and administrative expenses are related to the distribution of its catalog. Any significant increases in the cost of paper or postage, or deterioration in the response rates from mailings, could have a material negative effect on the Company's operating results. As a percentage of net sales, the Company expects that total selling, general and administrative expenses for the three months ending December 31, 1996 will be approximately the same as for the three months ended September 30, 1996.*

Product Development Expenses.  Product development expenses decreased $6,000 or
----------------------------
1.9% to $313,000 in the three month period ended September 30, 1996 and increased $401,000 or 40.6% to $1,388,000 in the nine month period ended September 30, 1996 from the comparable periods in 1995. As a percentage of net sales, these expenses for the three month period were 2.4% for 1996 versus 3.4% for 1995 and for the nine month period 3.7% in 1996 versus 3.6% in 1995. The decrease in the three month period ended September 30, 1996 from the comparable period in 1995 was due to the completion of development of two new products that were introduced in the October 1996 catalog. The increase for the nine month period ended September 30, 1996 from the comparable period in 1995 was the result of expenses incurred in connection with the development of several new and in process products which were introduced in October 1996 or are currently planned for introduction in 1997.* It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes that these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1996 as they were for the year ended December 31, 1995.*

CellBase Expenses.  In December 1995, the Company announced that it had
-----------------
discontinued the development and marketing of CellBase. The expenses presented for the three and nine month periods ended September 30, 1995 represent costs incurred during these periods related to the development and marketing of CellBase. No expenses related to this product were incurred in the comparable 1996 periods.

-------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

Other Income-net.  Other income includes interest income of $197,000 and
----------------
$568,000 for the three and nine month periods, respectively, ended September 30, 1996 versus $204,000 and $319,000, respectively, for the comparable periods in 1995. There was no interest expense in 1996 or during the three month period ended September 30, 1995. The nine month period ended September 30, 1995 includes interest expense of $169,000. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1995. The interest expense is related to the $2,000,000 Subordinated Promissory Note issued in May 1994 and retired in April 1995 with a portion of the proceeds from the initial public offering.

Extraordinary Item.  Reflects the net of tax write-off of the unamortized
------------------
financing costs associated with the Subordinated Promissory Note issued in May 1994 and retired in April 1995.

Net Income.  Net income decreased $686,000 or 82.6% to $145,000 in the three
----------
month period and $1,500,000 or 68.0% to $705,000 in the nine month period ended September 30, 1996 from the comparable periods in 1995. This decrease was due to the reasons enumerated above and the effect on the provision (credit) for income taxes from the application of tax loss carryforwards in accordance with Statement of Financial Accounting Standards No. 109 in 1995.

Quarterly and Seasonal Fluctuations.  The Company has experienced in the past
-----------------------------------
and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities during the nine month period ended September 30, 1996 was $530,000. This was the result of $1,498,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $968,000

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

of changes in operating assets and liabilities. Cash used by investing activities for the nine month period ended September 30, 1996 was $868,000, due to purchases of property and equipment ($1,851,000) and the initial financing for the Company's new facility discussed below ($1,470,000), offset by a decrease in investments ($2,453,000). Cash provided by financing activities during the nine month period ended September 30, 1996 was $156,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the nine month period ended September 30, 1996 were $1,851,000 compared to $997,000 for the same period in the prior year. This increase was anticipated and is reflective of the growth in sales activity and the tooling requirements for new product introductions.* The Company plans to expend between $2,000,000 and $2,500,000 in capital expenditures for the year ending December 31, 1996.* The Company believes that capital expenditures for the year ending December 31, 1997 will be approximately the same as for the year ending December 31, 1996.*

The Company has entered into a customized financing arrangement for the construction of a new corporate headquarters building that will serve the Company's expansion needs over the long term. Under the arrangement, the Company has committed $5,000,000 in financing for the construction of a new facility at a fixed interest rate of 7.5% for a period of 12 years. Following completion of the new building, expected in January 1997, the Company will enter into a 15-year lease agreement for the facility.* The Company has advanced $1,470,000 of the financing commitment as of September 30, 1996, which is reflected in the financial statements as a note receivable.

The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured revolving line of credit with a bank for $5,000,000 at the bank's prime lending rate. During the three month period ended September 30, 1996, no borrowings were made against this line, and at present there are no outstanding balances against this line.


ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

     Approximately 56% of the Company's net sales for the nine months ended September 30, 1996 were derived from sales of the Company's proprietary products (mainly telephone headset products) which have a higher gross margin than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future.* If sales of the Company's proprietary products were to decline significantly for any reason, or the

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

     A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all headset products, are manufactured by only two sources. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole or limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

     Substantially all of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc. ("K-Tec"), located in South Korea, and Sinoca Enterprises Co. Ltd. ("Sinoca"), located in Taiwan and Singapore. Each of these manufacturers is a substantial supplier to the Company and products manufactured by Sinoca and K-Tec together represented approximately 52% of the Company's net sales in the nine month period ending September 30, 1996. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships. The Company's business is subject to the risks generally associated with doing business abroad, in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. Further, the Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.

     Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. While the Company experienced significant paper price increases in 1995, the price of paper has stabilized and additional price increases, if any, in the remainder of 1996 are not anticipated to be material.* Effective July 1, 1996 the Postal Service implemented requirements for sorting and bar coding of third class mail which will result in a small discount from present rates for third class mail. These requirements are expected to reduce postage expense in the remainder of 1996, although

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation." The Company expects that the implementation of those Statements will not have a material effect on its financial statements.*

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in the Company's Annual Report on Form 10-K/A and Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION


Items 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

a.   Exhibits

11.1   Computation of net income per share.

27     Financial Data Schedule

b.  Reports on Form 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.


                                  SIGNATURES


     Pursuant to the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                          HELLO DIRECT, INC.
                                           (Registrant)



                                          /s/ C. Allen Batts
                                          -----------------------------
                                          C. Allen Batts,
                                          President and Chief Executive
                                          Officer

                                 EXHIBIT INDEX


Exhibit
Number          Description of Document
------          -----------------------

11.1            Computation of net income per share.
27              Financial Data Schedule