Form 10-K
period 1996-12-31
HELLO DIRECT INC /DE/
filed 1997-03-28
CIK 937265

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required).

                  For the fiscal year ended December 31, 1996

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).

     For the transition period from ________________ to ________________

                          Commission file no. 0-25524

                                ---------------

                              HELLO DIRECT, INC.
            (Exact name of Registrant as specified in its charter)



             DELAWARE                                94-3043208
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

 5893 RUE FERRARI, SAN JOSE, CALIFORNIA                       95138
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (408) 972-1990

                                ---------------

      Securities registered pursuant to Section 12(b) of the Act:   None
         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   _____________

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price at March 24, 1997 was approximately $9,100,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding at March 24, 1997 was 5,030,531.

Documents Incorporated By Reference

1. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 1997 are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

================================================================================

                              HELLO DIRECT, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                    PART I
                                                                            Page
                                                                            ----
Item  1.      Business.....................................................    3
Item  2.      Properties...................................................   10
Item  3.      Legal Proceedings............................................   10
Item  4.      Submission of Matters to a Vote of Security Holders..........   10


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters........................................   11
Item  6.      Selected Financial Data......................................   12
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   13
Item  8.      Financial Statements and Supplementary Data..................   17
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................   33


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant...........   33
Item 11.      Executive Compensation.......................................   33
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.................................................   33
Item 13.      Certain Relationships and Related Transactions...............   33

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K...................................................   34

                                    PART I

ITEM 1.   BUSINESS

     This Business section and other parts of this Annual Report on Form 10-K
     ------------------------------------------------------------------------
contain forward-looking statements that involve risks and uncertainties. The
----------------------------------------------------------------------------
Company's actual results may differ significantly from the results discussed in
-------------------------------------------------------------------------------
the forward-looking statements, and such differences may be material. Factors
-----------------------------------------------------------------------------
that might cause such a difference include, but are not limited to, those
-------------------------------------------------------------------------
discussed below and in "Management's Discussion and Analysis of Financial
-------------------------------------------------------------------------
Condition and Results of Operations."
------------------------------------

     Founded in 1987, Hello Direct, Inc. ("Hello Direct" or the "Company") is a Delaware corporation with principal executive offices located at 5893 Rue Ferrari, San Jose, California 95138. The Company's main telephone number is
(408) 972-1990.

     The Company is a leading direct marketer of innovative telecommunications products to business end-users. The Company's primary channel to its business end-users is direct mail solicitation through a catalog. During 1996, the Company processed 300,000 orders from customers.

     The Company offers a broad selection of commercial-grade brand name, proprietary and private label products at competitive prices that provide solutions to its customers' evolving telecommunications needs.


     Products
     --------

     The Company's products are divided into four main categories: headset products, which amounted to 54% of net sales in 1996; telecom products, 27% of net sales; call processing products, 15% of net sales; and mobile communication products, 4% of net sales.

     Headset Products.   The Company's catalog offers approximately 85 SKUs of
     ----------------
headset products including a variety of headset related accessories such as amplifiers, adapters and hangers. Currently all of the headsets offered in the catalog belong to the Company's "HelloSet" product line, which consists of three styles of corded headsets (Ultralight, Solo & Dual) and the first and broadest line of commercial-grade wireless telephone headset currently on the market. Headsets are available in multiple variations to address customer preferences based on features, price, comfort, fit and feel.

     Headsets have been a key Hello Direct product category since 1988. In 1991, Hello Direct introduced the first commercial-grade wireless telephone headset by incorporating 900 Megahertz technology, which provides the wireless headset with greater range and sound clarity than earlier technology. Beginning in 1991, the Company also began a transition from its private label line of corded headsets to an all new proprietary line of corded headsets. In 1993, the Company completed this transition and has since continued to expand and enhance its wireless and corded headsets with new product offerings. New proprietary products introduced during 1996 include the Cordless/TM/ 100, the SuperPro/TM/
                                            --------              --------
headset amplifier and the 900MHz wireless Office Rover/TM/. The Company believes
                                          ------------
that the HelloSet product line's features, comfort, quality and price competitiveness have contributed to its strong unit sales volumes.

     Approximately 52% of the Company's net sales in 1996 were derived from sales of the Company's proprietary telephone headset products which have higher gross margins than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future.* If sales of the Company's telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

technological obsolescence, the Company's operating results would be materially adversely affected.

    Telecom Products.   Hello Direct's telecom product line includes selected
    ----------------
telephones and answering machines, telephone accessories, amplification products and office communications accessories. Leading brand names include AT&T, Southwestern Bell, Northern Telecom, Panasonic, Uniden, and Olympus America.

    Call Processing Products.   Hello Direct's call processing product line
    ------------------------
includes audio conferencing products, auto switches, small business telephone systems (under 16 stations), caller ID devices, voice messaging products, PC-based communications products, modular hardware and video communications products. Brand names including U.S. Robotics, Intellidata, Panasonic and Polycom, currently comprise a majority of the call processing products offered by the Company. Hello Direct private label products in this category include prepaid calling cards, fax/modem switches, and music-on-hold programs.

    Mobile Communications Products.  Hello Direct's mobile communications
    ------------------------------
products line includes cellular and mobile office accessories and pagers. Leading brand names include GTE, Bell Atlantic, NYNEX and U.S. Robotics.


Development of Proprietary Products.
-----------------------------------

    A key element of the Company's business strategy is to develop and introduce new innovative proprietary products.( In addition to strengthening the product offering, increasing sales and providing higher gross margins, the Company believes offering proprietary products enhances awareness of the Hello Direct brand name.* The Company's product development team generates new product specifications and manages the development process. Hello Direct works with third parties for most engineering and design, and for all manufacturing.

    The Company relies upon customer feedback and input as its primary source of new product ideas and enhancements to currently available products. The Company developed its wireless headset as a result of customer requests and has continued to enhance this product since its introduction in 1991, in response to customer feedback. Similarly, based on customer feedback regarding existing corded headsets, in 1991 the Company developed a proprietary family of corded headsets that address specific customer preferences for features, price, comfort, fit and feel. In addition to individual customer contacts, Hello Direct conducts regular user surveys and focus groups to solicit customer feedback and generate product development ideas. The Company also obtains product development ideas from trade shows, industry journals and suppliers.

    As part of its development process, the Company has entered and expects to continue to enter into development agreements whereby the Company will pay all or a portion of product development costs, license technology and make royalty payments based on product sales.* The Company's product development expenses were $1,598,000, $1,326,000 and $843,000 in 1996, 1995 and 1994, respectively.
These amounts have been adjusted to exclude the expenses associated with CellBase, a car kit the Company had been designing to support the most popular portable cellular phones. The Company ceased development of this product in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company is continually developing new products and product enhancements. In 1997, the Company plans to offer additional proprietary products as well as enhancements to its present products. Other new products could include products featuring CODiT/TM/, an interface technology.*

    The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. The Company believes its current and future success will depend on its ability to use its direct customer contacts and product development capabilities to identify, develop or source and successfully introduce and market in a timely manner both enhancements to its existing products and

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

new products that respond effectively to technological change. The Company has experienced delays in the past in introducing certain of its products and could encounter similar technical difficulties in the future that will result in delayed product introductions or expensive recalls. There can be no assurance that the Company will be successful in anticipating technological changes, or in selecting and developing new and enhanced products on a timely basis, or that once developed or sourced, any such products will gain market acceptance.

    CODiT/TM/. Telephone accessories such as headsets, external speakerphones
    ---------
and facsimiles typically access networks through the handset jack. Since each manufacturer uses different interface protocols, suppliers have had to provide telephone-specific accessories or, like the Company, universal accessories which users must manually configure. The problem has been exacerbated by the proliferation of telephone systems and accessories. During 1993, the Company began development of CODiT which uses two custom integrated circuits to automatically interface with the protocols of a particular unit and thereby eliminate the need for manual adjustments. The Company believes CODiT, which will initially be incorporated into its headset products, will improve product performance by enhancing sound quality and make products more user friendly by simplifying the installation process.* The Company believes CODiT technology can also be used to provide access through the telephone handset jack to other communications products such as external speakerphones, facsimiles and modems.* In the second half of 1996, the Company introduced the SuperPro(TM) headset
                                                       -----------
amplifier which uses the CODiT "smartchip" technology.


 The Hello Direct Catalog
 ------------------------

    The Hello Direct catalog, the Company's primary sales tool, is a direct response catalog which is designed to provide all the information necessary for a customer to purchase any of the Company's telecommunications products. The catalog includes product descriptions, full color photographs, product specifications and prices as well as information concerning the use and applications of telecommunications products. It has an end-user orientation and is designed to appeal to both technical and non-technical users. The product copy follows the generally accepted direct response principles of presenting user benefits, explaining product features and soliciting orders. The catalog also features a complete easy-to-use index and "Fast Facts," a service by which the Company will fax its customers detailed information on specific products offered in the catalog.

    In 1996, the Company's catalogs ranged from 60 to 100 pages each. The Company mailed 23.9 million catalogs during 1996, an increase of 33% over the
17.9 million catalogs mailed in 1995. The Company publishes eight editions of its catalog annually, four for existing customers and four for new customer prospecting. Each of the customer's editions is produced in three versions featuring a different cover and updated product offerings. The Company's customers receive up to 12 catalogs per year. The Company typically uses the third version of each edition for special promotions on new products targeted to its existing customer base.

    The Company's full color catalogs are produced in-house on advanced desk top publishing equipment ("DTP"). Substantially all of the text, graphics and photos used in the catalog are completely digitized. Use of DTP equipment for page production has provided the Company with significant flexibility, speed and cost savings over traditional catalog production methods.

    Hello Direct believes direct marketing is the most cost-effective way to market its telecommunications products to its target customers, and that such marketing gives the Company a distinct advantage over its competitors in other channels of distribution. A selection of the Company's most popular products is currently promoted on the Internet. Although the revenue generated from the Internet is currently negligible, it is increasing in both volume and average order value.* The Company is also using other methods of direct selling, such as outbound telemarketing.*

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Sales and Marketing
 -------------------

    The Company relies primarily on promotional materials delivered by mail to its customers and rented lists of prospective customers to market its products. The Company's promotional materials contain an order form to be completed by the customer and either telephoned, mailed or faxed to the Company. Over 90% of customer orders are received over the Company's network of toll-free telephone and data lines.

    The Company believes that prompt and courteous customer service is critical in encouraging customers to make repeat purchases from Hello Direct. The objective of the Company's customer care organization, which is responsible for inbound sales, technical support, training and all sales-related order processing functions, is to provide excellent customer service.* The Company currently has 85 people in this organization.

    The Company maintains a comprehensive database of customers' purchasing history which is used by the direct marketing group to identify both high-volume and potential high-volume customers. Representatives from the outbound sales force cultivate customers targeted through this program and provide them with a specific representative to serve their individual needs. The Company currently has 12 people within this organization which includes both the outbound sales associates as well as administrative assistants to identify potential customers to be targeted.

 Procurement
 -----------

    The Company purchases over 90% of its products in large volumes directly from manufacturers who deliver the merchandise to the Company's distribution center. The Company believes that, because of its volume purchases and its direct response channel, it has benefited from favorable pricing, payment and delivery terms and promotional allowances from its suppliers. The Company believes it has good relationships with its suppliers and to date has not experienced any difficulty in obtaining products.

    A substantial portion of the Company's purchases of brand name and private label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for virtually every third-party product it carries. Sales of brand name products represented approximately 45% of net sales in 1996. The failure of an existing significant supplier to provide products would materially adversely affect the Company's operating results until it could develop an alternate source of supply or an alternate product. Certain vendors provide advertising allowances to the Company to promote sales of their products. In addition, the Company typically receives price protections should a vendor subsequently lower its price. In general, the Company can return unsold inventory to its suppliers.

    All of the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality assurance before such contractor is selected by the Company to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet its manufacturing requirements. * A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all headset products, are manufactured by only two sources. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole or limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

    Substantially all of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Tec, Inc, located in South Korea, Sinoca Enterprises Co., Ltd., located in Taiwan, and Sinoca Electronics Group headquartered in Singapore (plant located in Batam, Indonesia). Each of these manufacturers is a substantial supplier to the Company and products manufactured by these manufacturers represented approximately 55% of the Company's net sales in 1996. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities and import quota capacity. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. Further, the Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.


 Quality Assurance
 -----------------

    Hello Direct's quality assurance program is dedicated to maximizing customer satisfaction. To achieve this goal, the company oversees various aspects of quality assurance related to catalog content, customer qualification, order entry, product fulfillment, post-sales support and customer follow-up. The Company tests and evaluates every product considered for inclusion in the Hello Direct catalog. The Company's quality assurance personnel work with the Company's product development team to assure all new proprietary products adhere to the Company's quality standards.


 Management Information and Call Processing Systems
 --------------------------------------------------

    Hello Direct is committed to using a high level of information and communications systems to manage all aspects of its business. The Company currently uses a Hewlett-Packard 3000 Model 928 to support customer care, marketing, procurement, accounting and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of networked personal computers, which facilitates data sharing and provides an automated office environment. In 1996, the Company began updating its personal computer network and operating system including the development of a new transaction system.

    The Company also purchased a new Aspect 200-R Automated Call Distributor
(ACD) with installation coinciding with the move to its new facility. The system includes a fully redundant hardware and software platform and desktop software tools to provide each supervisor with accurate call management information. Future enhancements will include the Aspect Agility Interactive Voice Response
(IVR), which will enable automated responses to customer requests, and computer-telephony integration (CTI).

    The Company's success is in part dependent on the accuracy and proper utilization of its management information systems and call processing systems. These investments are intended to continue to improve the Company's customer care capabilities and the Company's customer information database.*


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Competition
 -----------

    The market for customer premise telecommunications products is highly competitive. The Company competes with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the functions, performance, price and reliability of the products offered by the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. Certain competitors of the Company have greater financial, technical, sales and marketing and other resources than the Company. There can be no assurance that the Company will continue to compete effectively against existing competitors or new competitors that may enter the market. In addition, while the Company currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end-users via catalog, there can be no assurance that the Company will be able to compete successfully in the future in the direct marketing catalog channel, which may attract new market entrants.

    Sales of the Company's headset products accounted for approximately 54% of the Company's total net sales for 1996. Hello Direct faces competition in this product category from a variety of sources. The Company believes Plantronics, Inc., the leading manufacturer of telephone headset products, has sales representing approximately 60% of the headset market, but it currently does not sell directly to end-users. In traditional telecommunications sales channels, such as distributors and telephone systems dealers, headset products are generally sold as "add-on sales" in connection with other purchases. The Company believes specialized headset product distributors such as Communitech and GBH Distributors generally focus their sales efforts on fulfilling existing demand from traditional headset users, such as call centers, and devote little or no resources to marketing to small and medium-sized businesses. Hello Direct, through its Outbound Telemarketing Program, markets to traditional high-volume headset users. Certain office and computer products dealers also sell headset products which are primarily consumer-grade.

    Telecom and Cellular products are sold through a wide variety of channels ranging from large discount chains and mass merchandisers to specialized catalog operations. Hello Direct faces strong competition in this area, and has responded by focusing its efforts on providing strong customer service and product support and by offering a wide array of carefully selected, high-quality products that may be difficult to find elsewhere or are sufficiently early in their product life cycle to appeal to customers seeking innovative telecommunications solutions. This product category is comprised primarily of brand name products which are widely available through alternate suppliers. The Company competes with such suppliers on the basis of features and price; however, because the Company limits its branded product offering to innovative products, the Company does not compete for commodity sales.

    In the call processing product category, Hello Direct faces competition primarily from dealers of specialty systems which sell telephone systems using a direct sales force. Such dealers, however, generally focus their resources on call processing systems and products in the $5,000 and over price range. In contrast, Hello Direct is a direct marketer of commercial-grade telecommunications products selling for under $5,000. While certain retail stores sell lower-priced processing systems and accessories, selection and support in such retail outlets is minimal.


 Intellectual Property Rights
 ----------------------------

    The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information.

    There are currently no pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. In the event of litigation and an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected.

 Personnel
 ---------

    The Company had 161 full-time employees at December 31, 1996. The Company sponsors a number of employee benefit plans including medical/dental insurance plans, life and long-term disability insurance plans, flexible spending accounts, an employee stock purchase plan and a 401(k) salary deferral plan. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.


 Executive Officers of the Company
 ---------------------------------

    The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Biographical information for the executive officers follows:

    C. Allen Batts, age 52, co-founded the Company in 1987 and has served as President, Chief Executive Officer and a Director of the Company since 1988. From 1984 to 1987, Mr. Batts was an officer of Contel Texocom, a communication products distribution company, most recently serving as President. From 1964 to 1984, Mr. Batts held management and executive positions at North Supply, Carolina Telephone and United Intermountain Telephone, each of which was a subsidiary of United Telecommunications, Inc. (now Sprint Corporation). Mr. Batts holds an M.B.A. from Rockhurst College.

    E. Alexander Glover, age 53, joined the Company in 1995 as Executive Vice President. From 1983 to 1994, Mr. Glover was Senior Vice President, Marketing and R&D for Kransco Group Companies ("Kransco"), a toy and sporting goods company. Mr. Glover was also a member of the Corporate Executive Committee at Kransco. From 1969 to 1983, Mr. Glover progressed through various senior marketing management positions with Procter & Gamble Co., in its Paper and Packaged Soap/Detergent Divisions. Mr. Glover holds an M.B.A. from Stanford University.

    Raymond E. Nystrom, age 53, joined the Company in 1996 as Vice President of Operations, Chief Financial Officer and Secretary. From 1983 until 1996, Mr. Nystrom held various senior level financial and accounting positions with Inmac Corp., a direct marketer of computer hardware and software products, and was most recently Vice President, General Manager of North American Operations and Chief Financial Officer. Mr. Nystrom held various financial and accounting positions with Hewlett Packard Company from 1974 to 1983. Mr. Nystrom holds an M.B.A. from the University of Santa Clara and is a Certified Public Accountant in the State of California.

    Dennis P. Waldera, age 48, joined the Company in 1996 as Vice President of Direct Marketing. From 1983 through early 1996, Mr. Waldera held various positions, lastly Executive Vice President, Managing Director, with Clarion Marketing and Communications, one of the largest marketing consulting, sales promotion, and direct marketing services firms in the United States. He was also a member of Clarion's Management Committee and Board of Directors. From 1978 through 1982 Mr. Waldera was a Vice President of Glendinning Associates, a marketing, promotion and sales consulting company. Mr. Waldera began his career at Procter & Gamble Co. where from 1972 to 1978 he progressed through various marketing management positions in the Paper Products Division. Mr. Waldera holds an M.B.A. degree from Northwestern University.

    Ronald J. Becht, Jr., age 41, joined the Company in 1993 and has been Vice President of Product Marketing since October 1994. From 1991 to September 1993, he was President and Chief Executive Officer of Personal Computing Tools, a direct marketer of data acquisition and control products which was acquired by Software Developers Corporation, a direct marketer of engineering, software and hardware products. From 1981 to 1991, he served as Director of Worldwide Marketing at Inmac Corp. a direct marketer of computer hardware and software products. Mr. Becht holds a B.S. in Business from the University of San Diego.

    Charles E. Volwiler, age 41, co-founded the Company in 1987 and has served as Vice President since then. Prior to co-founding Hello Direct, Mr. Volwiler was Director of Marketing for Devoke. In 1977 Mr. Volwiler joined Devoke, which was owned by New England Business Service ("NEBS") from 1983 to 1989. Mr. Volwiler remained with NEBS until 1987. Mr. Volwiler holds a B.S. in Commerce from Santa Clara University.

    Frank S. McNear, age 50, joined the Company in 1996 as Vice President of Sales. From 1992 to 1995, Mr. McNear was Manager of Direct Marketing and Lead Generation of UB Networks, a division of Tandem Computers. Prior to 1992, Mr. McNear held various sales and marketing positions for Pacific Bell. Mr. McNear holds a B.S. degree from Menlo School of Business.

    The Company's future success will depend to a significant extent on the efforts of these key management personnel. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. Except for Messrs. Glover, Nystrom and Waldera, none of these individuals has entered into an employment agreement with the Company. The Company does not maintain key-man life insurance on any of these individuals.


ITEM 2.   PROPERTIES

    On January 1, 1997, the Company moved into a new leased 76,800 square foot facility in San Jose, California. The term of the lease agreement is 15 years and the Company anticipates this new facility will meet its growth needs for the foreseeable future.

    The Company has taken precautions to protect itself from events that could interrupt order fulfillment and customer service, such as offsite storage of computer backup data and a backup power source. Notwithstanding these precautions, there can be no assurance that a fire, flood, earthquake or other disaster affecting the Company's facility would not disable these functions. Any significant damage to this facility would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3.   LEGAL PROCEEDINGS

    No material legal proceedings are pending on the date hereof to which the Company is a party or to which any property of the Company is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

Item 5. Market for the registrant's common equity and related stockholder matters

    The Company's Common Stock has been quoted on the Nasdaq National Market under the Nasdaq symbol "HELO" since the Company's initial public offering in April 1995. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock on such market.


                                                               High      Low
                                                             -------   -------
1995:
Second quarter ended June 30, 1995 (from April 7, 1995)...   $ 16      $11 1/2
Third quarter ended September 30, 1995....................     17 3/4    9 3/8
Fourth quarter ended December 31, 1995....................     10        5 1/4

1996:
First quarter ended March 31, 1996........................      8        5 1/2
Second quarter ended June 30, 1996........................      8 1/4    6 1/8
Third quarter ended September 30, 1996....................      7 1/4    4 5/8
Fourth quarter ended December 31, 1996....................      5 1/8    4


    At March 24, 1997, the Company had 57 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at March 24, 1997 to be 1,800.

    The market price of the Company's Common Stock has been highly volatile and may be significantly affected by factors such as anticipated or actual fluctuations in the Company's operating results, announcements of new technological innovations or new products by the Company or its competitors, developments with respect to intellectual property and proprietary rights, conditions and trends in the telecommunications and telephone headset industries, changes in estimates by securities analysts of the Company's financial performance, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of emerging growth companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock.

    The Company has not paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future Under the Company's existing credit facility, the Company cannot declare and pay dividends without prior written approval from the lender.

Item 6.   Selected Financial Data (in thousands except per share data):



                                                                     Year Ended December 31,
                                                     ----------------------------------------------------------
                                                       1996       1995        1994        1993          1992
                                                     ---------  ---------   ---------  ----------    ----------
Statement of Operations Data:
      Net sales ..................................    $ 51,590   $  36,823    $ 26,216    $ 15,240     $10,787
      Cost of goods sold ..........................     25,181      16,916      12,179       7,102       5,643
                                                      --------------------------------------------------------
            Gross profit ..........................     26,409      19,907      14,037       8,138       5,144
      Selling, general and administrative expenses      24,277      17,050      11,335       7,067       5,738
      Product development expenses ................      1,598       1,326         843         359         147
      CellBase expenses ...........................         --       2,096         523          27          --
                                                      --------------------------------------------------------
            Operating income (loss) ...............        534        (565)      1,336         685        (741)
      Interest income (expense), net ..............        720         579        (195)       (129)       (118)
      Other income (expense), net .................        (20)        (37)        142         400          21
                                                      --------   ---------     -------     -------      ------
            Income (loss) before income taxes .....      1,234         (23)      1,283         956        (838)
      Provision (credit) for income taxes .........        493      (2,112)         34          22          --
                                                      --------------------------------------------------------
            Income (loss) before extraordinary item        741       2,089       1,249         934        (838)
      Extraordinary item ..........................         --         137          --          --          --
                                                      --------   ---------     -------     -------      ------
            Net income (loss)(1) ..................   $    741   $   1,952     $ 1,249     $   934      $ (838)
                                                      ========   =========     =======     =======      ======
      Per share amounts:
      Income (loss) before extraordinary item .....   $   0.15   $    0.46     $  0.39     $  0.32      $(1.44)
                                                      ========   =========     =======     =======      ======
       Net income (loss) ...........................  $   0.15   $    0.43     $  0.39     $  0.32      $(1.44)
                                                      ========   =========     =======     =======      ======
       Weighted average common shares and
          equivalents(2) ..........................      5,043       4,525       3,204       2,954         583
                                                      ========   =========     =======     =======      ======
 Balance Sheet Data:
      Working capital (deficiency) ................   $ 16,282   $  14,397     $ 5,267     $   458      $ (592)
      Total assets ................................   $ 28,966   $  25,716     $ 8,408     $ 3,510      $2,481
      Long-term debt and capital lease obligations    $     --   $      20     $ 1,958     $    67      $   94
      Redeemable preferred stock and stockholders'
        equity (deficiency) .......................   $ 24,643   $ 23,727      $ 4,333     $   748      $ (202)

--------
(1) Results in 1995, 1994 and 1993 reflect the application of tax loss carryforwards. Assuming a 40% combined federal and state statutory tax rate, net income (loss) would have been $(121,000), $770,000 and $574,000, and net income (loss) per share would have been $(0.03), $0.24 and $0.19 in 1995, 1994 and 1993, respectively.

(2) See Note 1 of Notes to Financial Statements for an explanation of the determination of weighted average common shares and equivalents used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements and such differences may be material. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business."


RESULTS OF OPERATIONS


    The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                               Year Ended December 31,
                                               ----------------------
                                               1996    1995    1994
                                               -----  -------  -----
Net sales ..................................  100.0%   100.0%   100.0%
Cost of goods sold .........................   48.8%    45.9%    46.5%
                                              -----    -----    -----
      Gross profit .........................   51.2%    54.1%    53.5%
Selling, general and administrative expenses   47.1%    46.3%    43.2%
Product development expenses ...............    3.1%     3.6%     3.2%
CellBase expenses ..........................     --      5.7%     2.0%
                                              -----    -----    -----
      Operating income (loss) ..............    1.0%    (1.5)%    5.1%
Interest income (expense), net .............    1.4%     1.6%    (0.7)%
Other income (expense), net ................     --     (0.1)%    0.5%
                                              -----    -----    -----
      Income (loss) before income taxes ....    2.4%    (0.0)%    4.9%
Provision (credit) for income taxes ........    1.0%    (5.7)%    0.1%
                                              -----    -----    -----
      Income before extraordinary item .....    1.4%     5.7%     4.8%
Extraordinary item .........................     --      0.4%      --
                                              -----    -----    -----
      Net income ...........................    1.4%     5.3%     4.8%
                                              =====    =====    =====

 1996 Compared to 1995
 ---------------------

    Net Sales.   Net sales reflect total sales less a provision for returns. Net
    ---------
sales increased $14,767,000, or 40.1% to $51,590,000 in 1996 from $36,823,000 in
1995. This increase was primarily attributable to a 33% increase in the number of catalogs mailed, a 43% increase in the number of orders, and a 26% increase in the number of active customer accounts.

    Gross Profit.   Cost of sales includes merchandise cost, freight and duties,
    ------------
warranty expense, and packaging and shipping supplies. Gross profit increased $6,502,000, or 32.7% to $26,409,000 in 1996 from $19,907,000 in 1995. As a percentage of net sales, gross profit declined to 51.2% in 1996 from 54.1% in 1995. The decrease in gross margin in 1996 was due to changes in product mix and price promotions. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design, development and manufacturing of its proprietary products, the Company is able to realize the profit attributable to these activities. Due to the increase in the number of branded products offered and the resulting change in sales mix, sales of proprietary headset products as a percentage of total sales declined to 54% in 1996 from 59% in 1995, and the Company's gross margin declined accordingly.

    Selling, General and Administrative Expenses.   Selling, general and
    --------------------------------------------
administrative expenses increased $7,227,000, or 42.4% to $24,277,000 in 1996 from $17,050,000 in 1995. As a percentage of net sales, these expenses increased to 47.1% in 1996 from 46.3% in 1995, primarily due to the increase in catalog mailings, the cost of paper and postage for catalogs, and marketing personnel and related costs, particularly for increased customer care activities. The Company expects selling, general and administrative expenses to increase in dollars, but decrease as a percentage of net sales, in 1997.*

    Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. While the Company experienced significant paper price increases in 1995, paper costs did not materially change in 1996. Postal rates were increased in January 1995 and the Postal Service introduced requirements for sorting and bar coding of third class mail. These requirements reduced postage expense in the second half of 1996, although not materially. In the fourth quarter of 1996 the Company negotiated a new three year printing contract at terms favorable to the Company. Should there be changes in the current outlook, an increase in postal rates or higher than anticipated paper and printing costs could have a material adverse impact on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing and delivery systems.

    Product Development Expenses.   A key element of the Company's strategy is
    ----------------------------
the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses, excluding the CellBase product, increased to $1,598,000 in 1996 from $1,326,000 in 1995, but decreased as a percentage of net sales to 3.1% in 1996 from 3.6% in 1995. This dollar increase was primarily attributable to development of several new and in process products which were introduced in late 1996. The Company expects product development expenses to continue to increase in dollars, but decrease as a percentage of net sales, in 1997.*

    CellBase Expenses.   In December 1995, the Company discontinued the
    -----------------
development and marketing of its CellBase product as a result of continuing product development issues and the unexpected level of costs necessary to develop an alternate distribution channel.

    Interest Income.   Interest income increased slightly to $733,000 in 1996
    ---------------
from $729,000 in 1995. Due to capital expenditures for hardware, software, leasehold improvements and equipment in the Company's new facility , it is expected interest income will decline in 1997.*

    Interest Expense.   Interest expense decreased to $13,000 in 1996 from
    ----------------
$150,000 in 1995. This decrease was due to elimination of interest on the $2,000,000 of subordinated promissory notes issued in May 1994 and retired in April 1995 with a portion of the proceeds from the initial public offering.

    Provision (Credit) for Income Taxes.  The provision for income taxes of
    -----------------------------------
$493,000 in 1996 represents a combined federal and state effective tax rate of 40%. The credit for income taxes of $(2,112,000) in 1995 reflects the recognition of operating loss carryforwards in accordance with SFAS No. 109 and corresponding reduction of the valuation allowance. For further information regarding the Company's tax provision (credit), see Notes to Financial Statements.

    Net Income.   Net income decreased to $741,000 in 1996 from $1,952,000 in
    ----------
1995 for the reasons stipulated above.

    Inflation.   The Company does not believe that inflation has had a material
    ---------
effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future, including higher than anticipated increases in paper and printing costs and postal rates.

    Quarterly and Seasonal Fluctuations.   The Company has experienced in the
    -----------------------------------
past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected.

    To date, the Company's growth and changes in timing of catalog mailings have tended to obscure the anticipated effects of seasonality, and may continue to do so in the future. The Company expects that its business may exhibit some measure of between quarters.

 1995 Compared to 1994
 ---------------------

    Net Sales.    Net sales increased $10,607,000, or 40.5% to $36,823,000 in
    ---------
1995 from $26,216,000 in 1994. This increase was primarily attributable to a 56% increase in the number of catalogs mailed, a 40% increase in the number of orders, and a 42% increase in the number of active customer accounts.

    Gross Profit.   Cost of sales includes merchandise cost, freight and duties,
    ------------
warranty expense, and packaging and shipping supplies. Gross profit increased $5,870,000, or 41.8% to $19,907,000 in 1995 from $14,037,000 in 1994. As a percentage of net sales, gross profit increased to 54.1% in 1995 from 53.5% in 1994. The small increase in gross margin in 1995 was due to changes in product mix. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design, development and manufacturing of its proprietary products, the Company is able to realize the profit attributable to these activities. Sales of proprietary headset products as a percentage of total sales remained constant at 59% in 1995 and 1994.

    Selling, General and Administrative Expenses.   Selling, general and
    --------------------------------------------
administrative expenses increased $5,715,000, or 50.4% to $17,050,000 in 1995 from $11,335,000 in 1994. As a percentage of net sales, these expenses increased to 46.3% in 1995 from 43.2% in 1994, primarily due to the increase in catalog mailings, increased in the cost of paper and postage for catalogs, and marketing personnel and related costs, particularly for increased customer care activities.

    Product Development Expenses.  The Company expenses all its product
    ----------------------------
development costs as incurred. Product development expenses, excluding the CellBase product, increased to $1,326,000 in 1995 from $843,000 in 1994 and increased as a percentage of net sales to 3.6% in 1995 from 3.2% in 1994. This increase was primarily attributable to development of several new and in process products which were introduced in 1996.

    CellBase Expenses.   In December 1995, the Company announced that it had
    -----------------
discontinued the development and marketing of its CellBase product as a result of continuing product development issues and the unexpected level of costs necessary to develop an alternate distribution channel. The development of CellBase, a universal car kit for hand held cellular telephones, was begun in late 1993. Product and market development expenses in 1994 and 1995 were charged to expense as incurred. Expenses related to discontinuing product and market development were charged to expense in December 1995. The increase in CellBase expense to $2,096,000 in 1995 from $523,000 in 1994 is primarily related to the costs of discontinuing product and market development.

    Interest Income.   Interest income increased to $729,000 in 1995 from
    ---------------
$40,000 in 1994. This increase was due to interest earned on the net proceeds from the Company's initial public offering in April 1995.

    Interest Expense.   Interest expense decreased to $150,000 in 1995 from
    ----------------
$235,000 in 1994. This decrease was due to elimination of interest on the $2,000,000 of subordinated promissory notes issued in May 1994 and retired in April 1995 with a portion of the proceeds from the initial public offering.

    Other Income.   In 1994 the Company produced catalogs for certain Regional
    ------------
Bell Operating Companies

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

resulting in other income of $106,000 in 1994. The Company did not continue this activity in 1995.

    Provision (Credit) for Income Taxes.   The credit for income taxes
    -----------------------------------
$(2,112,000) in 1995 reflects the application of tax operating loss carryforwards in accordance with SFAS No. 109 and corresponding reduction of the valuation allowance. The provision for income taxes of $34,000 in 1994 represents federal and state alternative minimum taxes for the year.

    Extraordinary Item.   The extraordinary item of $137,000 in 1995 reflects
    ------------------
the net of tax write-off of the unamortized financing costs associated with the subordinated promissory notes issued in May 1994 and retired in April 1995.

    Net Income.   Net income increased to $1,952,000 in 1995 from $1,249,000
    ----------
in 1994 for the reasons specified above.


LIQUIDITY AND CAPITAL RESOURCES

    Hello Direct's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

    Cash provided by operating activities in 1996 was $1,179,000. This was the result of $2,399,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,220,000 of changes in operating assets and liabilities. Cash used by investing activities for 1996 was $2,323,000 primarily related to the purchase of property and equipment of $3,288,000 and an increase in notes receivable of $3,437,000 offset by a $4,402,000 decrease in investments. Cash provided by financing activities was $149,000 arising primarily from the issuance of common stock pursuant to the employee stock purchase plan.

    Capital expenditures of $3,288,000 in 1996 represented a significant increase over the $1,241,000 and $785,000 expended in 1995 and 1994, respectively. The capital expenditures in 1996 included investments in computer hardware capacity and the associated software, investment in assets for the new facility, to which the Company relocated on January 1, 1997, and tooling for proprietary products. In 1997, the Company expects to continue to purchase additional capital equipment for enhancements to its management information systems and tooling for proprietary products; however, such purchases are not expected to exceed 1996 levels.*

    The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to fund its needs for working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $5,000,000 at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, however, the Company was contingently liable for issued and open letters of credit aggregating approximately $963,000, at December 31, 1996.


--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................   18

Balance Sheets at December 31, 1996 and 1995..............................   19

Statements of Operations for the years ended December 31, 1996, 1995
  and 1994................................................................   20

Statements of Stockholders' Equity for the years ended December 31,
  1996, 1995 and 1994.....................................................   21

Statements of Cash Flows for the years ended December 31, 1996, 1995
  and 1994................................................................   22

Notes to Financial Statements.............................................   23

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hello Direct, Inc. :

We have audited the accompanying balance sheets of Hello Direct, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hello Direct, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwick LLP

San Jose, California
January 24, 1997

                               HELLO DIRECT, INC.
                                 Balance Sheets
                           December 31, 1996 and 1995


                                         ASSETS
                                                                                                           1996              1995
                                                                                                      ------------     -------------
Current assets:
       Cash and cash equivalents ...............................................................       $ 2,492,000       $ 3,487,000
       Short-term investments ..................................................................         6,007,000         4,322,000
       Trade accounts receivable, less allowance for returns and doubtful accounts
            of $508,000 and $467,000 in 1996 and 1995, respectively ............................         4,852,000         3,408,000
       Inventories .............................................................................         5,287,000         3,914,000
       Deferred tax assets .....................................................................           628,000           231,000
       Other current assets ....................................................................         1,339,000         1,004,000
                                                                                                      ------------      ------------
            Total current assets ...............................................................        20,605,000        16,366,000

Long-term investments ..........................................................................              --           6,147,000
Notes receivable ...............................................................................         3,497,000              --
Property and equipment, net ....................................................................         3,792,000         1,280,000
Long-term deferred tax assets ..................................................................         1,072,000         1,923,000
                                                                                                      ------------      ------------
            Total assets .......................................................................      $ 28,966,000      $ 25,716,000
                                                                                                      ============      ============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of capital lease obligation .............................................       $    20,000      $    26,000
       Accounts payable ........................................................................         3,839,000        1,593,000
       Accrued expenses ........................................................................           464,000          350,000
                                                                                                      ------------     ------------
            Total current liabilities ..........................................................         4,323,000        1,969,000
Long-term portion of capital lease obligation ..................................................                --           20,000
                                                                                                      ------------     ------------
            Total liabilities ..................................................................         4,323,000        1,989,000

Stockholders' equity:
       Preferred stock, $0.001 par value; authorized 2,000,000, none issued or outstanding .....                --               --
       Common stock; $0.001 par value; authorized 15,000,000; 5,055,000 issued and
            5,007,000 outstanding in 1996; 4,974,000 issued and 4,926,000 outstanding in 1995                5,000            5,000
       Additional paid-in capital ..............................................................        27,807,000       27,632,000
       Accumulated deficit .....................................................................        (2,724,000)      (3,465,000)
       Less treasury stock, at cost - 48,000 shares ............................................          (445,000)        (445,000)
                                                                                                      ------------     ------------
            Total stockholders' equity .........................................................        24,643,000       23,727,000
                                                                                                      ------------     ------------
Commitments and contingencies
            Total liabilities and stockholders' equity .........................................      $ 28,966,000     $ 25,716,000
                                                                                                      ============     ============


                See accompanying notes to financial statements

                               HELLO DIRECT, INC.
                            Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994

                                                                         1996             1995             1994
                                                                    -------------    ------------     ------------
Net sales .......................................................    $ 51,590,000     $ 36,823,000     $ 26,216,000
Cost of goods sold ..............................................      25,181,000       16,916,000       12,179,000
                                                                     ------------     ------------     ------------
     Gross profit ...............................................      26,409,000       19,907,000       14,037,000
Selling, general and administrative expenses ....................      24,277,000       17,050,000       11,335,000
Product development expenses ....................................       1,598,000        1,326,000          843,000
CellBase expenses ...............................................            --          2,096,000          523,000
                                                                     ------------     ------------     ------------
     Operating income (loss) ....................................         534,000         (565,000)       1,336,000
Other income (expense):
    Interest income .............................................         733,000          729,000           40,000
    Interest expense ............................................         (13,000)        (150,000)        (235,000)
    Other, net ..................................................         (20,000)         (37,000)         142,000
                                                                     ------------     ------------     ------------
     Income (loss) before income taxes ..........................       1,234,000          (23,000)       1,283,000
Provision (credit) for income taxes .............................         493,000       (2,112,000)          34,000
                                                                     ------------     ------------     ------------
     Income before extraordinary item ...........................         741,000        2,089,000        1,249,000
Extraordinary item - loss on extinguisment of debt, net of
    tax benefit of $41,000 ......................................            --            137,000             --
                                                                     ------------     ------------     ------------
     Net income .................................................    $    741,000     $  1,952,000     $  1,249,000
                                                                     ============     ============     ============
Per share amounts:
    Income before extraordinary item ............................    $       0.15     $       0.46     $       0.39
                                                                     ============     ============     ============
    Net income ..................................................    $       0.15     $       0.43     $       0.39
                                                                     ============     ============     ============
    Weighted average shares outstanding .........................       5,043,000        4,525,000        3,204,000
                                                                     ============     ============     ============





                See accompanying notes to financial statements

                                 HELLO DIRECT
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                   PREFERRED STOCK
                                       SERIES I            COMMON STOCK         ADDITIONAL                                 TOTAL
                              ----------------------    --------------------     PAID-IN     ACCUMULATED  TREASURY    STOCKHOLDERS'
                                SHARES      AMOUNT       SHARES     AMOUNT       CAPITAL       DEFICIT     STOCK          EQUITY
                              ----------   ---------    -------  -----------    -----------  -----------   ---------    ------------
Balances as of December 31,
1993                                   -   $       -    105,000   $7,009,000    $         -  $(6,666,000)  $       -    $    343,000

Expiration of redemption
  feature on Series I
   preferred stock             2,339,000     405,000           -            -             -            -           -        405,000

Common stock issued
  pursuant to employee
   stock option plan                   -           -     344,000        6,000             -            -           -          6,000

Issuance of warrant to
  purchase common stock                -           -           -       96,000             -            -           -         96,000

Common stock issued in
  exchange for services                -           -       1,000        1,000             -            -           -          1,000

Net income                             -           -           -            -             -    1,249,000           -      1,249,000
                             -----------   ---------   ---------   ----------   -----------  -----------   ---------  -------------
Balances as of December 31,
  1994                         2,339,000     405,000     450,000    7,112,000             -   (5,417,000)          -      2,100,000

Declaration of par value               -           -           -   (7,111,000)    7,111,000            -           -              -

Sale of common stock, net              -           -   1,725,000        2,000    17,881,000            -           -     17,883,000

Conversion of Series I        (2,339,000)   (405,000)  2,339,000        2,000       403,000            -           -              -
  preferred stock to
   common stock

Conversion of Series II                -           -     368,000            -     2,233,000            -           -      2,233,000
  preferred stock to
   common stock

Conversion of warrant to
  common stock                         -           -      48,000            -             -            -           -              -

Common stock issued
  pursuant to employee
   stock purchase and
    option plans                       -           -      38,000            -             -            -           -              -

Common stock issued in
  exchange for services                -           -       6,000            -         4,000            -           -          4,000

Acquisition of treasury
  stock                                -           -     (48,000)           -             -            -    (445,000)      (445,000)

Net income                             -           -           -            -             -    1,952,000           -      1,952,000
                             -----------   ---------   ---------   ----------   -----------  -----------   ---------  -------------
Balances as of December
   31, 1995                            -           -   4,926,000        5,000    27,632,000   (3,465,000)   (445,000)    23,727,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans                    -           -      81,000            -       175,000            -           -        175,000

Net income                             -           -           -            -             -      741,000           -        741,000
                             -----------   ---------   ---------   ----------   -----------  -----------   ---------  -------------
Balances as of December
  31, 1996                             -   $       -   5,007,000   $    5,000   $27,807,000  $(2,724,000)  $(445,000) $  24,643,000
                             ===========   =========   =========   ==========   ===========  ===========   =========  =============




                See accompanying notes to financial statements.

                               HELLO DIRECT, INC.
                            Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994



                                                                                   1996         1995            1994
                                                                             ------------  ------------  -------------
Cash flows from operating activities:
     Net income ............................................................. $    741,000  $  1,952,000  $  1,249,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
        Depreciation and amortization .......................................      589,000       866,000       276,000
        Deferred income taxes ...............................................      454,000    (2,154,000)           --
        Disposal of fixed assets ............................................      187,000            --            --
        Allowance for returns and doubtful accounts .........................       41,000       107,000        48,000
        Issuance of preferred stock Series II for product development and
            common stock for services .......................................           --         4,000       256,000
        Changes in items affecting operations:
            Trade accounts receivable .......................................   (1,485,000)   (1,049,000)   (1,327,000)
            Inventories .....................................................   (1,373,000)   (1,327,000)   (1,363,000)
            Other assets ....................................................     (335,000)     (371,000)      (53,000)
            Accounts payable and accrued expenses ...........................    2,360,000      (151,000)      618,000
                                                                              ------------  ------------   -----------
               Net cash provided by (used in) operating activities ..........    1,179,000    (2,123,000)     (296,000)
                                                                              ------------  ------------   -----------
Cash flows from investing activities:
     Purchases of property and equipment ....................................   (3,288,000)   (1,241,000)     (785,000)
     Decrease (increase) in investments .....................................    4,462,000   (10,469,000)           --
     Increase in notes receivable ...........................................   (3,497,000)           --            --
     Other assets ...........................................................           --       118,000        (5,000)
                                                                              ------------  ------------   -----------
               Net cash used in investing activities ........................   (2,323,000)  (11,592,000)     (790,000)
                                                                              ------------  ------------   -----------
Cash flows from financing activities:
     Payments on capital lease obligations ..................................      (26,000)      (23,000)      (17,000)
     Proceeds from issuance of preferred stock, net .........................           --            --       633,000
     Proceeds from (payment of) note payable and warrant ....................           --    (1,912,000)    2,000,000
     Purchase of treasury stock .............................................           --      (445,000)           --
     Sale of common stock, net ..............................................      175,000    17,883,000         6,000
                                                                              ------------  ------------   -----------
               Net cash provided by financing activities ....................      149,000    15,503,000     2,622,000
                                                                              ------------  ------------   -----------
Net increase (decrease) in cash and cash equivalents ........................     (995,000)    1,788,000     1,536,000
Cash and cash equivalents at beginning of period ............................    3,487,000     1,699,000       163,000
                                                                              ------------  ------------   -----------
Cash and cash equivalents at end of period .................................. $  2,492,000  $  3,487,000    $1,699,000
                                                                              ============  ============   ===========
Supplemental disclosure of cash paid during year:
     Interest ............................................................... $     13,000  $    169,000    $  284,000
                                                                              ============  ============   ===========
     Income taxes ........................................................... $     16,000  $     15,000    $   34,000
                                                                              ============  ============   ===========
Noncash financing activities:
     Conversion of notes payable to preferred stock ......................... $         --  $         --   $ 1,200,000
                                                                              ============  ============   ===========
     Issuance of Series II preferred stock for product development, tooling
         and license agreement .............................................. $         --  $         --   $   400,000
                                                                              ============  ============   ===========
     Conversion of preferred stock Series I and II
        into common stock ................................................... $         --  $  2,638,000   $        --
                                                                              ============  ============   ===========
    Issuance of common stock in exchange for services ....................... $         --  $      4,000   $     1,000
                                                                              ============  ============   ===========





                See accompanying notes to financial statements

                              HELLO DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994


(1)   SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 The Company
 -----------

    Hello Direct, Inc. (the "Company"), is a direct marketer of telecommunications products to business end-users. The Company markets its products by mailing its full color catalogs to current and prospective customers.


 Cash Equivalents
 ----------------

    The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist primarily of government agency obligations, commercial paper and money market funds.


 Investments
 -----------

    Short-term investments consist of high quality money market instruments, primarily commercial paper with original maturities greater than three months and less than twelve months.

    Long-term investments consist of high quality money market instruments, primarily commercial paper and government agency obligations, with a maturity greater than twelve months and less than eighteen months. The Company classifies its debt securities as held-to-maturity as the Company has the ability and the intent to hold them until maturity. These investments are recorded at amortized cost, which approximates fair value.


Impairment of Long-Lived Assets
-------------------------------

    In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and
                          ------------------------------------------------------
for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived
---------------------------------------
assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

 Inventories
 -----------

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


 Catalog Costs
 -------------

    Catalog costs are deferred and amortized over the expected revenue stream, generally nine months.


 Property and Equipment
 ----------------------

    Property and equipment are stated at cost. Assets under capital leases are stated at the present value of

                              HELLO DIRECT, INC.

minimum lease payments at the inception of the lease. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of assets under capital leases and leasehold improvements is calculated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the respective leases.

 Revenue Recognition
 -------------------

    The Company recognizes revenue at the time of the product shipment. Appropriate provisions are provided for customer returns and exchanges under the Company's satisfaction guarantee.


 Income Taxes
 ------------

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.


 Net Income Per Share
 --------------------

    Net income per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding when dilutive. Common equivalent shares includes convertible preferred stock, outstanding stock options and warrants and have been calculated utilizing the as if converted method and the treasury stock method, respectively, prescribed by Accounting Principles Board Opinion No. 15. The difference between primary and fully diluted earnings per share is not material for any of the periods presented, and has therefore been excluded.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and preferred stock issued for consideration below the assumed initial public offering (the IPO) price and stock options and warrants granted with exercise prices below the IPO price during the 12-month period preceding the date of the initial filing of the Registration statement, have been included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.


 Reverse Stock Split
 -------------------

    On April 7, 1995, the Company made an underwritten IPO of 1,725,000 shares of Common Stock. For this IPO, the Company effected a reverse stock split of its capital stock at a ratio of .5654:1 and all share information has been restated to reflect this split.


 Use of Estimates
 ----------------

    The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                              HELLO DIRECT, INC.

 Stock Option and Stock Purchase Plan Accounting
 -----------------------------------------------

    Prior to January 1, 1996, the Company accounted for its stock option plan and employee stock purchase plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, together with its related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for stock option grants and stock purchase plan purchases made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 was applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


 Concentration of Credit Risk
 ----------------------------

    The Company offers credit terms to customers after an evaluation of a customer's financial condition. No one customer accounts for a substantial part of sales or receivables. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.


(2)   OTHER CURRENT ASSETS

    A summary of other current assets as of December 31, 1996 and 1995 follows:


                                                      1996         1995
                                                   ----------   ----------
               Deferred catalog costs              $  992,000   $  874,000
               Other                                  347,000      130,000
                                                   ----------   ----------
                                                   $1,339,000   $1,004,000
                                                   ==========   ==========


(3)   NOTE RECEIVABLE

    The Company entered into a loan agreement to make available $5,000,000 to a developer for the construction of the Company's new corporate facility. As of December 31, 1996, the Company had loaned $3,437,000 under this loan agreement. The borrowings under this loan agreement bear interest at 7.5%, principal and interest are due in monthly installments of $53,000 over 12 years and the note is secured by the building and land. The fair value of the loan as of December 31, 1996 is estimated to approximate its face value which was calculated by discounting the future cash flows using the current interest rate at which a similar loan would be made to the developer for the same remaining maturity.

    The note contains a provision that if the developer defaults on the monthly payment, the Company can offset the non-payment against their monthly rent payment. The lease agreement contains the same type of provision for non-payment.

    In connection with the loan agreement, the Company entered into a 15 year lease agreement. The present value of the total future minimum lease payments under the lease is approximately $7,083,000 as of December 31, 1996, which approximates the fair value of the lease using rates currently available to the Company for a lease with similar terms.

                              HELLO DIRECT, INC.

(4)   PROPERTY AND EQUIPMENT

    A summary of property and equipment as of December 31, 1996 and 1995 follows:

                                                         1996          1995
                                                      ----------    ----------
    Computer equipment and software                   $2,166,000    $1,083,000
    Furniture and fixtures                             1,693,000       695,000
    Production tooling and equipment                   1,250,000       468,000
                                                      ----------    ----------
                                                       5,109,000     2,246,000
    Less accumulated depreciation and amortization     1,317,000       966,000
                                                      ----------    ----------
                                                      $3,792,000    $1,280,000
                                                      ==========    ==========


(5)   ACCRUED EXPENSES

    A summary of accrued expenses as of December 31, 1996 and 1995 follows:


    Accrued compensation and related liabilities      $299,000      $268,000
    Other                                              165,000        82,000
                                                      --------      --------
                                                      $464,000      $350,000
                                                      ========      ========


(6)   BANK LINE OF CREDIT

    As of December 31, 1996, the Company had a financing agreement with a bank to provide a $5,000,000 revolving line of credit for both letters of credit and working capital. As of December 31, 1996, $4,037,000 was available under the agreement. Any borrowings bear interest at the bank's prime rate (8.25% as of December 31, 1996). The line of credit will expire on May 15, 1997 and outstanding borrowings are secured by substantially all of the Company's assets. The agreement contains various financial covenants, including profitability and financial ratios such as quick ratio and debt to net worth. As of December 31, 1996, the Company was contingently liable for issued and open letters of credit aggregating approximately $963,000.


(7)   LEASE COMMITMENTS

    As of December 31, 1996, the Company was obligated under a noncancelable operating lease agreement expiring in December 2011, for office and warehouse space. A summary of future minimum lease payments follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
         1997                                      $   645,000
         1998                                          645,000
         1999                                          698,000
         2000                                          698,000
         2001                                          755,000
         Thereafter                                  8,916,000
                                                   -----------
         Total future minimum lease payments       $12,357,000
                                                   ===========


    Rent expense aggregated approximately $245,000, $207,000, and $195,000 for 1996, 1995 and 1994, respectively.

                              HELLO DIRECT, INC.

(8)   CELLBASE EXPENSES

    The development of CellBase, a universal car kit for hand held cellular telephones, began in late 1993. In December 1995, the Company discontinued the development and marketing of its CellBase product as a result of product development issues and the level of costs necessary to develop an alternate distribution channel. Costs related to discontinuing product and market development were charged to expense in 1995.


(9)   NOTE PAYABLE

    On May 5, 1994, a $2,000,000 subordinated note was issued along with a detachable warrant to purchase 136,000 shares of common stock at $7.07 per share. The note was recorded at a discount reflecting the estimated fair value of the warrant issued. Concurrent with the retirement of the note from proceeds of the Company's IPO, the Company issued 48,000 shares of common stock under the warrant and expensed the remaining unamortized financing costs as an extraordinary item.


(10)   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company applies APB Opinion No. 25 in accounting for its various stock option plans and Employee Stock Purchase Plan (the "stock plans'). Accordingly, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation costs pursuant to SFAS No. 123 for its stock plans, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:


                                                1996         1995
                                              --------     ----------
     Net income              As reported      $741,000     $1,952,000
                             Pro Forma        $173,000     $1,706,000

     Net income per share    As reported      $   0.15     $     0.43
                             Pro Forma        $   0.03     $     0.38


     Pro forma net income reflects only options granted in 1996 and 1995. Therefore the full impact of calculating compensation cost for the Company's stock plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is reflected over a stock options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

 1992 Stock Option Plan
 ----------------------

    As of December 31, 1996, the Company had reserved 85,302 shares of common stock for issuance under its 1992 Stock Option Plan (the Plan). Under the Plan, the Company may grant either incentive stock options or nonqualified options to employees, officers, directors, and consultants. Incentive stock options are granted at prices not less than the fair market value of the Company's common stock as determined by the Board of Directors on the grant date. Nonqualified stock options are granted at prices not less than 85% of the fair market value of the Company's common stock as determined by the Board of Directors, on the grant date. Options normally vest ratably over 24-to-48 month periods and expire no later than 10 years from the grant date.

 1995 Employee Stock Purchase Plan
 ---------------------------------

    The Company's 1995 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in February 1995 and approved by the Company's stockholders in March 1995. A total of 75,000 shares of

                              HELLO DIRECT, INC.

common stock are reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase common stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

 1995 Director Option Plan
 -------------------------

    The 1995 Director Option Plan (the Director Plan) was adopted by the Company's Board of Directors in February 1995 and approved by the company's stockholders in March 1995. A total of 75,000 shares of common stock are reserved for issuance under the Director Plan. The Director Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company (Outside Directors) pursuant to a nondiscretionary grant mechanism. The exercise price of options granted to Outside Directors must be 100% of the fair market value of the Company's common stock on the date of grant. Options granted to the Outside Director have a 10 year term, or shorter upon termination of their tenure as a director.

 1995 Stock Plan
 ---------------

    The Company's 1995 Stock Plan (the Stock Plan) was adopted by the Board of Directors in February 1995 and approved by the Company's stockholders in March 1995. 400,000 shares of Common Stock are reserved for issuance under the Stock Plan. The Stock Plan provides for the grant to employees (including employee directors and officers) of incentive stock options and for the grant of nonstatutory stock options and the grant of sale of restricted stock to employees and consultants. Non-employee directors are not eligible to participate in the Stock Plan.

    The exercise price per share of all incentive stock options granted under the Stock Plan must be at least equal to fair market per share of Common Stock on the date of grant. The exercise price per share of all nonstatutory stock options and the price per share of restricted stock granted under the Option Plan shall be determined by the administrator on the date of grant. Options granted under the Stock Plan generally vest over four years and expire no later than ten years from the grant date. Restricted stock generally vests over four years.

                              HELLO DIRECT, INC.

    The following table summarizes all option activity under the Company's stock option plans during the three year period ended December 31, 1996:

                                                         Weighted-       Weighted-                 Weighted-Average
                                                          average        average        Options    Exercise Price of
                                           Options        Exercise      Grant Date     Exercisable Options Exercisable
                                        Outstanding         Price       Fair Value*    at Year End     at Year End
                                   -----------------     --------     --------------   ------------ -----------------
       December 31, 1993                     479,780       $0.020
               Granted                        2,827         0.710
               Exercised                   (344,085)        0.020
               Canceled or expired             (377)        0.020
                                    ---------------
       December 31, 1994                    138,145         0.034                         42,779           $0.020
                                                                                    ============   ==============
               Granted                      355,000         8.663          $3.957
                                                                     ============
               Exercised                    (37,977)        0.020
               Canceled or expired           (3,557)        0.020
                                    ---------------
       December 31, 1995                    451,611         6.819                        53,573           $2.182
                                                                                   ============   ==============
               Granted                      196,065         6.054          $2.543
                                                                     ============
               Exercised                    (49,312)        0.032
               Canceled or expired          (43,747)        8.792
                                    ===============
       December 31, 1996                    554,617         6.996                        186,463           $6.816
                                    ===============                                 ============   ==============

* Fair Value Assumptions:

                      Black-Scholes option-pricing model

        Weighted-average            Average                          Dividend
        Risk Free Rate           Expected Life        Volitility      Yield
       -----------------         --------------       ----------     ---------
1995         7.67%                    3.03               58%            0%
1996         5.28%                    2.83               58%            0%


        The following table summarizes information about the Company's stock options outstanding at December 31, 1996:


                                Options Outstanding                    Options Exercisable
                  ----------------------------------------------- ----------------------------
                                    Weighted-
                     Number         average          Weighted-       Number       Weighted-
  Range of         Outstanding     Remaining          average      Exercisable     average
Exercise Prices    at 12/31/96   Contractual Life  Exercise Price   at 12/31/96  Exercise Price
---------------    ------------  ----------------  --------------- ------------  -------------
$0.02 - 0.71          47,302         6.15            $0.049          36,524        $0.042
 4.13 - 5.50          73,565         9.80             4.343           8,315         4.336
 6.13 - 8.00         216,500         8.78             7.532          46,750         7.976
 8.50 -11.50         217,250         8.75             8.873          94,874         9.069
                   ---------                                       --------        ------
$0.02 -11.50         554,617         8.68            $6.996         186,463        $6.816
                   =========                                       ========

(11)   Benefit Plan

       The Company has a 401(k) plan that covers all eligible employees as defined. Employees can elect to defer from 1% to 15% of their compensation limited to $9,500 in 1996. The Company may make discretionary contributions and matching contributions. No such contributions were made by the Company since inception of the plan.

                             HELLO DIRECT, INC.

(12)   INCOME TAXES

       The components of income tax expense (credit) for the years ended December 31, 1996, 1995 and 1994 follows:

                                   1996          1995             1994
                                 ---------    ------------      ---------
                Current:
                  Federal        $  15,000    $          -      $  26,000
                  State             24,000               -          8,000
                                 ---------    ------------      ---------
                                    39,000               -         34,000
                                 ---------    ------------      ---------
                Deferred:
                  Federal          481,000      (1,842,000)             -
                  State            (27,000)       (270,000)             -
                                 ---------    ------------      ---------
                                   454,000      (2,112,000)             -
                                 ---------    ------------      ---------
                                 $ 493,000    $ (2,112,000)     $  34,000
                                 =========    ============      =========


      A reconciliation between the provision for income taxes (credit) and the amount computed by applying the statutory federal income tax rate to income
(loss) before income taxes for the years ended December 31, 1996, 1995, and 1994 follows:

                                                                1996             1995           1994
                                                                ----             ----           ----
Statutory rate of 34% applied to pre-tax income (loss)       $ 420,000    $     (8,000)     $   436,000
Change in valuation allowance                                        -      (1,997,000)               -
Net operating loss benefit                                           -               -         (436,000)
Federal and state alternative minimum tax                            -               -           34,000
Other                                                           73,000        (107,000)               -
                                                             ---------     -----------      -----------
                                                             $ 493,000     $(2,112,000)     $    34,000
                                                             =========     ===========      ===========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 follows:


                                                                                   1996                     1995
                                                                                   ----                     ----
Deferred tax assets:
        Net operating loss carryovers                                           $1,034,000              $1,827,000
        Accounts receivable principally due to allowances                          244,000                 172,000
        Inventories principally due to costs inventoried for tax purposes           17,000                  41,000
        Tax credit carryovers                                                      500,000                 154,000
        Other                                                                       35,000                  74,000
                                                                                ----------              ----------
         Deferred tax assets                                                     1,830,000               2,268,000

Deferred tax liabilities:
        State income tax                                                          (101,000)                (92,000)
        Other                                                                      (29,000)                (22,000)
                                                                                ----------              ----------
         Deferred tax liabilities                                                 (130,000)               (114,000)
                                                                                ----------              ----------
Net deferred tax assets                                                         $1,700,000              $2,154,000
                                                                                ==========              ==========

                              HELLO DIRECT, INC.

        The net change in the valuation allowance for the year ended December 31, 1995 was a decrease of $1,997,000. Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets, therefore no valuation allowance is necessary for 1996 or 1995.

        As of December 31, 1996, the Company had a net operating loss carryover for federal and state income tax purposes of approximately $3,100,000 and $100,000, respectively. The federal net operating losses expire from 2003 to 2011. The state net operating losses expire in 2000. The difference between the federal and state loss carryforwards results primarily from a 50% limitation on the state loss carryforwards and the deferral of research and development expenditures for state purposes.

        The Tax Reform Act of 1986 and the California conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by section 382 of the Internal Revenue Code of 1986, as amended . A portion of the federal loss carryforward is subject to an annual limitation of approximately $150,000. Any unused annual limitation can be carried forward and added to the succeeding years annual limitation subject to the expiration dates discussed above.

                              HELLO DIRECT, INC.

(13)   QUARTERLY RESULTS (UNAUDITED)

        The following table (presented in thousands, except per share data) sets forth statement of operations data for each of the four quarters of the years ended December 31, 1996 and December 31, 1995. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                          THREE MONTHS ENDED
                                                        --------------------------------------------------------
                                                        MARCH 31,       JUNE 30,        SEPT. 30,       DEC. 31,
                                                          1996            1996            1996            1996
                                                          ----            ----            ----            ----
Net sales                                               $12,073         $12,382         $13,111         $14,024
Cost of goods sold                                        5,723           5,898           6,463           7,097
                                                        -------         -------         -------         -------
        Gross profit                                      6,350           6,484           6,648           6,927
Selling, general and administrative expenses              5,583           5,613           6,297           6,784
Product development expenses                                535             540             313             210
                                                        -------         -------         -------         -------
        Operating income(loss)                              232             331              38             (67)
Other income - net                                          193             178             197             132
                                                        -------         -------         -------         -------
        Income before income taxes                          425             509             235              65
Income taxes                                                170             204              90              29
                                                        -------         -------         -------         -------
        Net income                                      $   255         $   305         $   145         $    36
                                                        =======         =======         =======         =======
                                                        $  0.05         $  0.06         $  0.03         $  0.01
                                                        =======         =======         =======         =======



                                                                          THREE MONTHS ENDED
                                                        --------------------------------------------------------
                                                        MARCH 31,       JUNE 30,        SEPT. 30,       DEC. 31,
                                                          1995            1995            1995            1995
                                                          ----            ----            ----            ----
Net sales                                                $8,746          $9,038          $9,303         $ 9,736
Cost of goods sold                                        3,952           4,042           4,306           4,616
                                                         ------          ------          ------         -------
        Gross profit                                      4,794           4,996           4,997           5,120
Selling, general and administrative expenses              3,547           4,074           4,583           4,846
Product development expenses                                357             311             319             339
CellBase expenses                                           182             170             226           1,518
                                                         ------          ------          ------         -------
        Operating income (loss)                             708             441            (131)         (1,583)
Other income - net                                          (48)            163             204             223
                                                         ------          ------          ------         -------
        Income before income taxes                          660             604              73          (1,360)
Income taxes                                               (150)            (97)           (758)         (1,107)
                                                         ------          ------          ------         -------
        Income before extraordinary item                    810             701             831            (253)
Extraordinary item                                            -            (137)              -               -
                                                         ------          ------          ------         -------
        Net income                                       $  810          $  564          $  831         $  (253)
                                                         ======          ======          ======         =======
Per share amounts:
        Income before extraordinary item                 $ 0.24          $ 0.15          $ 0.16         $ (0.05)
                                                         ======          ======          ======         =======
        Net income                                       $ 0.24          $ 0.12          $ 0.16         $ (0.05)
                                                         ======          ======          ======         =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Most of the information required in Item 10 is hereby incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997. See also "Executive Officers of the Company" in Item 1 above in this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

        The section entitled "Compensation of Officers and Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled "Voting Securities" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled "Certain Business Relationships--Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report.

        1. Financial Statement Schedule. For the three years ended December 31, 1996, Independent Auditors' Report on Financial Statement Schedule and Consent.

        Other schedules not included here are not applicable to the Company.

        Schedule II - Valuation and Qualifying Accounts. A schedule of the allowance for doubtful accounts and allowance for returns account is presented below:



                                                 Balance at       Charged to                      Balance
                                                beginning of      costs and                      at end of
Description and year                               year            expenses       Deductions        year
--------------------                            ------------      ----------      ----------     ---------
Allowance for Doubtful accounts:

        December 31, 1996                           $227,000      $  428,000      $  407,000      $248,000
                                                ============      ==========      ==========      ========
        December 31, 1995                           $110,000      $  282,000      $  165,000      $227,000
                                                ============      ==========      ==========      ========
        December 31, 1994                           $112,000      $  170,000      $  172,000      $110,000
                                                ============      ==========      ==========      ========

Allowance for returns:

        December 31, 1996                           $240,000      $6,856,000      $6,836,000      $260,000
                                                ============      ==========      ==========      ========
        December 31, 1995                           $250,000      $4,373,000      $4,383,000      $240,000
                                                ============      ==========      ==========      ========
        December 31, 1994                           $200,000      $3,153,000      $3,103,000      $250,000
                                                ============      ==========      ==========      ========


(b) REPORTS ON FORM 8-K.

None.

(c) EXHIBITS:

 3.1  Amended and Restated Certificate of Incorporation of Registrant.(1)

 3.2  Bylaws of the Registrant.(1)

 4.1  Specimen Common Stock Certificate.(1)

10.1  Form of Indemnification Agreement with directors and officers.(1)

10.3  1995 Stock Plan and forms of agreements thereunder.(1)

10.4  1995 Employee Stock Purchase Plan.(1)

10.5  1995 Director Option Plan.(1)

10.7  Lease Agreement by and between MPJ-A and Registrant, dated May 10,
      1996.(2)

10.8  Promissory Note by and between MPJ-A and Registrant, dated May 10, 1996.
      (2)

10.9 Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996.(2)

10.10 Line of Credit Agreement by and between Wells Fargo Bank and Registrant, dated June 17, 1996.(2)

11.1  Computation of net income per share.

23.1  Report on Financial Statement Schedule and Consent of Independent Auditors

24.1  Power of Attorney (see page 36).

27.1  Financial Data Schedule.
-------------------
(1) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Registration Statement on Form S-1 filed April 6, 1995, as amended (File No. 33-89246).

(2) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1996, filed August 13, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1997


                                    Hello Direct, Inc.



                                    By:   /s/   C. ALLEN BATTS
                                       -------------------------
                                            C. ALLEN BATTS
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Allen Batts and Raymond E. Nystrom, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                                 Title                                 Date
     ---------                                 -----                                 ----
/s/   C. Allen Batts            President and Chief Executive Officer           March 24, 1997
------------------------
    (C. Allen Batts)                (Principal Executive Officer)


/s/   Raymond E. Nystrom        Vice President of Operations and                March 24, 1997
-------------------------
     (Raymond E. Nystrom)              Chief Financial Officer
                              (Principal Financial and Accounting Officer)


/s/   John B. Mumford           Chairman of the Board and Director              March 24, 1997
-------------------------
    (John B. Mumford)


/s/   John W. Combs             Director                                        March 24, 1997
-------------------------
   (John W. Combs)


/s/   Deepak Kamra              Director                                        March 24, 1997
-------------------------
    (Deepak Kamra)


/s/   William P. Sousa          Director                                        March 24, 1997
-------------------------
    (William P. Sousa)
