Form 10-Q
period 1997-03-31
HELLO DIRECT INC /DE/
filed 1997-05-14
CIK 937265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________

                        COMMISSION FILE NUMBER 0-25524


                              HELLO DIRECT, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                       94-3043208
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)



     5893 RUE FERRARI                                    95138-1858
   SAN JOSE, CALIFORNIA                                  (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (408) 972-1990

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No     .
                                    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class                               April 30, 1997
           -----                               --------------
Common Stock, Par Value $.001                  5,030,531

                               HELLO DIRECT, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements

           Condensed Balance Sheets as of March 31, 1997 and December 31, 1996...   3

           Condensed Statements of Operations for the Three Months Ended
           March 31, 1997 and 1996...............................................   4

           Condensed Statements of Cash Flows for the Three Months Ended
           March 31, 1997 and 1996...............................................   5

           Notes to Condensed Financial Statements...............................   6

Item  2. -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations

           Results of Operations.................................................   7

           Liquidity and Capital Resources.......................................   8

           Additional Factors affecting Future Performance.......................   9

                          PART II - OTHER INFORMATION

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. - Exhibits and Reports on Form 8-K.......................................  12

Signatures.......................................................................  13

Item 1. -- Financial Statements


                              HELLO DIRECT, INC.
                           Condensed Balance Sheets



                                                   March 31,      December 31,
                                                      1997            1996
                                                   -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 1,538,000    $ 2,492,000
  Short-term investments                             4,107,000      6,007,000
  Trade accounts receivable, less allowance
      for returns and doubtful accounts.             6,013,000      4,852,000
  Inventories                                        5,948,000      5,287,000
  Deferred tax assets                                  531,000        628,000
  Other current assets                               1,183,000      1,339,000
                                                   -----------    -----------
     Total current assets                           19,320,000     20,605,000

Notes receivable                                     4,784,000      3,497,000
Property and equipment, net                          4,848,000      3,792,000
Long-term deferred tax assets                          968,000      1,072,000
                                                   -----------    -----------
     Total assets                                  $29,920,000    $28,966,000
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligation                         $    10,000    $    20,000
  Accounts payable                                   4,171,000      3,839,000
  Accrued expenses                                     701,000        464,000
                                                   -----------    -----------
     Total current liabilities                       4,882,000      4,323,000

Stockholders' equity:
  Common stock                                           5,000          5,000
  Additional paid-in capital                        27,902,000     27,807,000
  Accumulated deficit                               (2,424,000)    (2,724,000)
  Less treasury stock, at cost                        (445,000)      (445,000)
                                                   -----------    -----------
     Total stockholders' equity                     25,038,000     24,643,000
                                                   -----------    -----------
     Total liabilities and stockholders' equity    $29,920,000    $28,966,000
                                                   ===========    ===========

           See accompanying notes to condensed financial statements.

                             HELLO DIRECT, INC.
                     Condensed Statements of Operations
                         For the Three Months Ended
                           March 31, 1997 and 1996


                                                 Three Months Ended
                                        ----------------------------------
                                                      March 31,
                                        ----------------------------------
                                            1997                  1996
                                        ------------          ------------
Net sales                               $ 15,936,000          $ 12,073,000
Cost of goods sold                         7,853,000             5,723,000
                                        ------------          ------------
      Gross profit                         8,083,000             6,350,000

Selling, general and administrative
  expenses                                 7,341,000             5,583,000
Product development expenses                 410,000               535,000
                                        ------------          ------------
      Operating income                       332,000               232,000

Other income - net                           169,000               193,000
                                        ------------          ------------
      Income before income taxes             501,000               425,000

Income taxes                                 201,000               170,000
                                        ------------          ------------

      Net income                        $    300,000          $    255,000
                                        ============          ============
Net income per share                    $       0.06          $       0.05
                                        ============          ============
Weighted average shares outstanding        5,073,000            5,013 ,000
                                        ============          ============

           See accompanying notes to condensed financial statement.

                              HELLO DIRECT, INC.
                      Condensed Statements of Cash Flows
                          For the Three Months Ended
                            March 31, 1997 and 1996


                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------   ----------
Cash flows from operating activities:
  Net income                                          $   300,000   $  255,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                         258,000       78,000
    Deferred income taxes                                 201,000      171,000
    Allowance for returns and doubtful accounts           151,000       22,000
    Changes in items affecting operations:
      Trade accounts receivable                        (1,312,000)    (935,000)
      Inventories                                        (661,000)    (424,000)
      Other current assets                                156,000     (437,000)
      Accounts payable and accrued expense                569,000    1,060,000
                                                      -----------   ----------
         Net cash used in operating activities           (338,000)    (210,000)
                                                      -----------   ----------
Cash flows from investing activities:
  Purchases of property and equipment                  (1,314,000)    (298,000)
  Decrease in investments                               1,900,000        9,000
  Increase in notes receivable                         (1,287,000)          -
                                                      -----------   ----------
         Net cash used in investing activities           (701,000)    (289,000)
                                                      -----------   ----------
Cash flows from financing activities:
  Payments on capital lease obligations                   (10,000)      (2,000)
  Sale of common stock, net                                95,000       85,000
                                                      -----------   ----------
         Net cash provided by financing activities         85,000       83,000
                                                      -----------   ----------
Net decrease in cash and cash equivalents                (954,000)    (416,000)
Cash and cash equivalents at beginning of period        2,492,000    3,487,000
                                                      -----------   ----------
Cash and cash equivalents at end of period            $ 1,538,000   $3,071,000
                                                      ===========   ==========

           See accompanying notes to condensed financial statements.

                               HELLO DIRECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of the management of Hello Direct, Inc. (the "Company"), the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial information set forth therein.

The condensed financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It is suggested that these interim statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report (Commission File Number 0-25524) filed on Form 10-K for the fiscal year ended December 31, 1996.

Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of future financial results.


2. Net Income Per Share

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding when dilutive.


3. Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. The Company has not studied the potential impact of SFAS 128, thus the effect of implementing this new standard is not known.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net Sales.  Net sales reflect total sales less a provision for returns.  Net
---------
sales increased $3,863,000 or 32% to $15,936,000 in the three-month period ended March 31, 1997, from $12,073,000 for the comparable period in 1996. This increase was primarily attributable to a 30% increase in the number of catalogs mailed, to 7.3 million from 5.6 million, and a 5% increase in the average order size, to $224 from $213. During the quarter, the Company continued to use a 60 page prospecting catalog (introduced Spring 1996) in addition to the full line catalog of 88 pages which is mailed to the house list.

Gross Profit.   Gross profit increased $1,733,000 or 27.3% to $8,083,000 in the
------------
three-month period ended March 31, 1997, from the comparable period in 1996.
The gross margin percentage for the three-month period was 50.7% for 1997 versus 52.6% for 1996. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products which carry lower gross margins.

Selling, General and Administrative Expenses.  Selling, general and
--------------------------------------------
administrative expenses increased $1,758,000 or 31.5% to $7,341,000 in the three-month period ended March 31, 1997, from the comparable period in 1996.
The dollar increase for the three month period in 1997 expense compared to 1996 was the result of planned headcount additions to the Company's administrative management group, product management team, and customer care activities coupled with the Company's move into its new facility. However, as a percentage of net sales, these expenses for the three-month period declined to 46.1% in 1997 as compared to 46.2% for the same three-month period in 1996. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Recent savings in catalog production and printing costs contributed to the lower selling, general and administrative expenses as a percentage of net sales. Any significant increases in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.  Product development expenses decreased $125,000
----------------------------
or 23.4% to $410,000 for the three month period ended March 31, 1997, from the comparable period in 1996. As a percentage of net sales, these expenses for the three-month period were

2.6% for 1997 versus 4.4% for the same three-month period in 1996. The decline was due to the completion of development of two new products that were introduced in the October 1996 catalog. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1997, as they were for the year ended December 31, 1996.*

Other Income-net.  Other income includes interest income of $168,000 for the
----------------
three-month period ended March 31, 1997 versus $197,000 for the comparable period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1995.

Net Income.  Net income increased $45,000 or 17.6% to $300,000 in the three-
----------
month period ended March 31, 1997, from the comparable period in 1996. This increase was due to the reasons discussed above.

Quarterly and Seasonal Fluctuations.  The Company has experienced in the past
-----------------------------------
and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors./*/ The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash used by operating activities during the three-month period ended March 31, 1997, was $338,000. This was the result of $910,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,248,000 of changes in operating assets and liabilities. Cash used by investing activities for the three month period ended March 31, 1997 was $701,000, due primarily to purchases of property and equipment of $1,314,000 and funding of $1,287,000 for the financing of the Company's new facility discussed below, offset by a decrease of $1,900,000 in short-term investments. Cash provided by financing

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

activities during the three-month period ended March 31, 1997, was $85,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the three-month period ended March 31, 1997 were $1,314,000 compared to $298,000 for same period in the prior year. This increase was anticipated and reflects the Company's investment in its new facility, a new automated call distribution phone system to support the growth in sales activity and the tooling requirements for new product introductions. The Company plans to expend between $2,000,000 and $2,500,000 for capital equipment for the year ending December 31, 1997./*/

In July 1996, the Company entered into a customized financing arrangement for the construction of a new corporate headquarters building, call center and distribution facility intended to serve the Company's long-term expansion needs. Under the arrangement, the Company committed $5,000,000 in financing for the construction of a new facility at a fixed interest rate of 7.5% for a period of 12 years. Effective January 1, 1997, the Company entered into a 15-year lease agreement for the facility. As of March 31, 1997, the Company had advanced $4,724,000 of the financing commitment. The remaining $276,000 of the financing commitment was advanced in April 1997. The financing commitment is reflected in the financial statements as a part of notes receivable.

The Company believes funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital needs for the foreseeable future./*/ This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K. Should the Company require additional funds, it has available though a major financial institution a $5,000,000 unsecured revolving line of credit at that institution's prime lending rate. During the three-month period ended March 31, 1997, the Company did not directly borrow against this credit facility.


ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

Approximately 53% of the Company's sales for the three months ended March 31, 1997 were derived from sales of the Company's proprietary products (mainly telephone headset products) which have a higher gross margin than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the
foreseeable future./*/   If net sales of the Company's proprietary products were
to decline significantly for any reason, or gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.


-------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

A substantial portion of the Company's purchases of brand name and private label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for virtually every third-party product it carries. Sales of brand name products represented approximately 47% of sales in the first quarter of 1997. The failure of an existing significant supplier to provide products would materially adversely affect the Company's operating results until it could develop an alternate source of supply or an alternate product.

All of the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality assurance before such contractor is selected by the Company to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet manufacturing requirements./*/ This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K. A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all proprietary headset products, are manufactured by only three sources. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole or limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

Substantially all of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc, located in South Korea, Sinoca Enterprises Co., Ltd., located in Taiwan, and Sinoca Electronics Group, headquartered in Singapore (plant located in Batam, Indonesia). Each of these manufacturers is a substantial supplier to the Company and products manufactured by these manufacturers represented approximately 49% of the Company's sales in the first quarter of 1997. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities and import quota capacity. The Sinoca Electronics Group is currently experiencing financial difficulties. Accordingly, the Company is in the process of selecting an alternate contract manufacturing partner for the products manufactured at the Batam plant./*/

Although the Company believes that it has established close relationships with its foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such

-------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

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

Catalog production, printing and distribution costs represent a significant portion of the Company's selling, general and administrative costs. Increases in postal rates, paper and printing costs increase the cost of the Company's catalog mailings. An increase in postal rates or higher than anticipated paper costs would have a material adverse effect on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient mailing, and delivery systems.

The Company's sales volume is highly dependent on the quantity of catalogs mailed and timing of those mailings. In the event the Company is unable to timely obtain and distribute printed catalogs in appropriate quantities, the Company's financial position and results of operations would be materially adversely affected.

PART II -- OTHER INFORMATION


Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

     a.  Exhibits

         10.1+ Contract between Hello Direct, Inc. and R. R. Donnelley & Sons Company for printing services through spring 2000

         11.1    Computation of net income per share.

         27.1    Financial Data Schedule

     b.  Reports on Form 8-K.

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.


+       Confidential treatment requested for portions of this document.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                          HELLO DIRECT, INC.
                                              (Registrant)



May 12, 1997                           /s/   Raymond E. Nystrom
------------                           ------------------------------
  Date                                       Raymond E. Nystrom
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number     Description of Document
------     -----------------------

10.1+ Contract between Hello Direct, Inc. and R. R. Donnelley & Sons Company for printing services through spring 2000

11.1       Computation of net income per share.

27.1       Financial Data Schedule

+       Confidential treatment requested for portions of this document.