Form 10-Q
period 1997-06-30
HELLO DIRECT INC /DE/
filed 1997-08-14
CIK 937265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended June 30, 1997
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No      .
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                               July 31, 1997
          -----                               -------------
Common Stock, Par Value $.001                   5,030,567

                               HELLO DIRECT, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1. -- Financial Statements

  Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.....   3

  Condensed Statements of Operations for the Three and Six Months Ended
         June 30, 1997 and 1996..........................................   4

  Condensed Statements of Cash Flows for the Six Months Ended
         June 30, 1997 and 1996..........................................   5

  Notes to Condensed Financial Statements................................   6

Item 2. -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  Results of Operations..................................................   7

  Liquidity and Capital Resources........................................   9

  Additional Factors Affecting Future Performance........................  10



                          PART II - OTHER INFORMATION

Items 1 through 3 and Item 5 are not applicable with respect to the current reporting period.

Item 4 - Submission of matters to a vote of security holders.............  13

Item 6. - Exhibits and Reports on Form 8-K...............................  14

Signatures...............................................................  15

ITEM 1. - FINANCIAL STATEMENTS

                              HELLO DIRECT, INC.

                           CONDENSED BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                    1997              1996
                                                                                    ----              ----

Current assets:
        Cash and cash equivalents                                                $ 2,007,000       $ 2,492,000
        Short-term investments                                                     3,607,000         6,007,000
        Trade accounts receivable, less allowance for returns and
         doubtful accounts                                                         5,829,000         4,852,000
        Inventories                                                                6,093,000         5,287,000
        Deferred tax assets                                                          677,000           628,000
        Other current assets                                                       2,349,000         1,339,000
                                                                                 -----------       -----------
         Total current assets                                                     20,562,000        20,605,000

Notes receivable                                                                   4,724,000         3,497,000
Property and equipment, net                                                        5,069,000         3,792,000
Long-term deferred tax assets                                                        659,000         1,072,000
                                                                                 -----------       -----------
     Total assets                                                                $31,014,000       $28,966,000
                                                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                         $ 4,741,000       $ 3,839,000
        Accrued expenses                                                             865,000           484,000
                                                                                 -----------       -----------
         Total current liabilities                                                 5,606,000         4,323,000


Stockholders' equity:
        Common stock                                                                   5,000             5,000
        Additional paid-in capital                                                27,902,000        27,807,000
        Accumulated deficit                                                       (2,054,000)       (2,724,000)
        Less treasury stock, at cost                                                (445,000)         (445,000)
                                                                                 -----------       -----------
         Total stockholders' equity                                               25,408,000        24,643,000
                                                                                 -----------       -----------
         Total liabilities and stockholders' equity                              $31,014,000       $28,966,000
                                                                                 ===========       ===========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996


                                                           Three Months Ended                       Six months Ended
                                                           ------------------                       ----------------
                                                                June 30,                                June 30,
                                                                --------                                --------
                                                           1997          1996                       1997        1996
                                                           ----          ----                       ----        ----

Net sales                                               $15,318,000     $12,382,000             $31,254,000     $24,455,000
Cost of goods sold                                        7,542,000       5,898,000              15,395,000      11,621,000
                                                        -----------     -----------             -----------     -----------
        Gross profit                                      7,776,000       6,484,000              15,859,000      12,834,000

Selling, general and administrative expenses              6,923,000       5,613,000              14,264,000      11,196,000
Product development expenses                                371,000         540,000                 781,000       1,075,000
                                                        -----------     -----------             -----------     -----------
        Operating income                                    482,000         331,000                 814,000         563,000

Other income - net                                          152,000         178,000                 321,000         371,000
                                                        -----------     -----------             -----------     -----------

        Income before income taxes                          634,000         509,000               1,135,000         934,000

Income taxes                                                264,000         204,000                 465,000         374,000
                                                        -----------     -----------             -----------     -----------

        Net income                                      $   370,000     $   305,000             $   670,000     $   560,000
                                                        ===========     ===========             ===========     ===========

Net income per share                                    $      0.07     $      0.06             $      0.13     $      0.11
                                                        ===========     ===========             ===========     ===========

Weighted average shares outstanding                       5,110,000       5,037,000               5,089,000       5,025,000
                                                        ===========     ===========             ===========     ===========


           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996



                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                     June 30,
                                                                                                     --------
                                                                                                1997               1996
                                                                                                ----               ----
Cash flows from operating activities:
        Net income                                                                       $   670,000            $    560,000
        Adjustments to reconcile net income to net cash
         used in operating activities:
                Depreciation and amortization                                                584,000                 132,000
                Deferred income taxes                                                        364,000                 368,000
                Allowance for returns and doubtful accounts                                  109,000                  (5,000)
                Changes in items affecting operations:
                        Trade accounts receivable                                         (1,086,000)               (868,000)
                        Inventories                                                         (806,000)                233,000
                        Other current assets                                              (1,010,000)               (721,000)
                        Accounts payable and accrued expenses                              1,301,000                (381,000)
                                                                                        ------------            ------------
                         Net cash provided (used) in operating activities                    126,000                (682,000)
                                                                                        ------------            ------------
Cash flows from investing activities:
        Purchases of property and equipment                                               (1,861,000)               (910,000)
        Decrease in investments                                                            2,400,000                       -
        Increase in notes receivable                                                      (1,227,000)                544,000
                                                                                        ------------            ------------
                Net cash used in investing activities                                       (688,000)               (366,000)
                                                                                        ------------            ------------
Cash flows from financing activities:
        Payments on capital lease obligations                                                (18,000)                (11,000)
        Sale of common stock, net                                                             95,000                  85,000
                                                                                        ------------            ------------
                Net cash provided by financing activities                                     77,000                  74,000
                                                                                        ------------            ------------
Net decrease in cash and cash equivalents                                                   (485,000)               (974,000)
Cash and cash equivalents at beginning of period                                           2,492,000               3,487,000
                                                                                        ------------            ------------
Cash and cash equivalents at end of period                                              $  2,007,000            $  2,513,000
                                                                                        ============            ============

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

Results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of future financial results.


2. Net Income Per Share

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding when dilutive.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis section contains forward-looking
--------------------------------------------------------------------------
statements that involve risks and uncertainties.  The Company's actual results
------------------------------------------------------------------------------
may differ significantly from the results discussed in the forward-looking
--------------------------------------------------------------------------
statements.  Factors that might cause such a difference include, but are not
----------------------------------------------------------------------------
limited to, those discussed below and in the Company's reports filed with the
-----------------------------------------------------------------------------
Securities and Exchange Commission including the Company's Annual Report on Form
--------------------------------------------------------------------------------
10-K for the year ended December 31, 1996 (the "Form 10-K").  Readers are
-------------------------------------------------------------------------
cautioned not to place undue reliance on these forward-looking statements, which
--------------------------------------------------------------------------------
speak only as of the date hereof.  Forward-looking statements are identified
----------------------------------------------------------------------------
with an asterisk (*).
--------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net Sales.  Net sales reflect total sales less a provision for returns.  Net
---------
sales increased $2,936,000 or 23.7% to $15,318,000 in the three-month period ended June 30, 1997, from $12,382,000 for the comparable period in 1996. This increase was primarily attributable to a 24.5% increase in the number of catalogs mailed, to 6.6 million from 5.3 million, and a 9.2% increase in the average catalog order size, to $238 from $218. During the quarter, the Company continued to use a 60 page prospecting catalog (introduced Spring 1996) in addition to the full line catalog of 88 pages which is mailed to the house list.

Gross Profit.   Gross profit increased $1,292,000 or 19.9% to $7,776,000 in the
------------
three-month period ended June 30, 1997, from $6,484,000 for the comparable period in 1996. The gross margin for the three-month period was 50.8% for 1997 versus 52.4% for 1996. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products, which carry lower gross margins.

Selling, General and Administrative Expenses.  Selling, general and
--------------------------------------------
administrative expenses increased $1,310,000 or 23.3% to $6,923,000 in the three month period ended June 30, 1997, from $5,613,000 for the comparable period in 1996. The dollar increase for the three-month period in 1997 expense compared to 1996 was the result of planned headcount additions to the Company's administrative management group, product management team, and customer care activities coupled with the higher cost of the new and larger corporate headquarters facility. As a percentage of net sales, these expenses for the three-month period declined to 45.2% in 1997 as compared to 45.3% for the same three-month period in 1996. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Recent savings in catalog production and printing costs contributed to the lower selling, general and administrative expenses as a percentage of net sales. Any significant increases in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.  Product development expenses decreased $169,000
----------------------------
or 31.3% to $371,000 for the three-month period ended June 30, 1997, from $540,000 for the comparable period in 1996. As a percentage of net sales, these expenses for the three-month period were 2.4% for 1997 versus 4.4% for the same three-month period in 1996. The decline was due to the completion of development of two new products that were introduced in the October 1996 catalog. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1997, as they were for the year ended December 31, 1996.*

Other Income-net.  Other income includes interest income of $152,000 for the
----------------
three-month period ended June 30, 1997 versus $175,000 for the comparable period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1995.

Net Income.  Net income increased $65,000 or 21.3% to $370,000 in the three
----------
month period ended June 30, 1997, from $305,000 for the comparable period in 1996. This increase was due to the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net Sales.  Net sales increased $6,799,000 or 27.8% to $31,254,000 in the six-
---------
month period ended June 30, 1997, from $24,455,000 for the comparable period in 1996.

Gross Profit.   Gross profit increased $3,025,000 or 23.6% to $15,859,000 in the
------------
six-month period ended June 30, 1997, from $12,834,000 for the comparable period in 1996. The gross margin for the six-month period was 50.7% for 1997 versus 52.5% for 1996. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products, which carry lower gross margins.

Selling, General and Administrative Expenses.  Selling, general and
--------------------------------------------
administrative expenses increased $3,068,000 or 27.4% to $14,264,000 in the six-month period ended June 30, 1997, from $11,196,000 for the comparable period in 1996. The dollar increase for the six-month period in 1997 expense compared to 1996 was the result of planned headcount additions to the Company's administrative management group, product

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

management team, and customer care activities coupled with the Company's move into its new headquarters facility. However, as a percentage of net sales, these expenses for the six-month period declined to 45.6% in 1997 as compared to 45.8% for the same six-month period in 1996.

Product Development Expenses.  Product development expenses decreased $294,000
----------------------------
or 27.3% to $781,000 for the six-month period ended June 30, 1997, from $1,075,000 for the comparable period in 1996. As a percentage of net sales, these expenses for the six-month period were 2.5% for 1997 versus 4.4% for the same six-month period in 1996. The decline was due to the completion of development of two new products that were introduced in the October 1996 catalog. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1997, as they were for the year ended December 31, 1996.*

Other Income-net. Other income includes interest income of $152,000 for the
----------------
three-month period ended June 30, 1997 versus $175,000 for the comparable period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1995.

Net Income.  Net income increased $65,000 or 21.3% to $370,000 in the three
----------
month period ended June 30, 1997, from $305,000 for the comparable period in 1996. This increase was due to the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net Sales.  Net sales increased $6,799,000 or 27.8% to $31,254,000 in the six-
---------
month period ended June 30, 1997, from $24,455,000 for the comparable period in 1996.

Gross Profit.   Gross profit increased $3,025,000 or 23.6% to $15,859,000 in the
------------
six-month period ended June 30, 1997, from $12,834,000 for the comparable period in 1996. The gross margin for the six-month period was 50.7% for 1997 versus 52.5% for 1996. This decrease in gross margin was the result of a shift in product mix toward a larger percentage of branded and private label products, which carry lower gross margins.

Selling, General and Administrative Expenses.  Selling, general and
--------------------------------------------
administrative expenses increased $3,068,000 or 27.4% to $14,264,000 in the six-month period ended June 30, 1997, from $11,196,000 for the comparable period in 1996. The dollar increase for the six-month period in 1997 expense compared to 1996 was the result of planned headcount additions to the Company's administrative management group, product

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

management team, and customer care activities coupled with the Company's move into its new headquarters facility. However, as a percentage of net sales, these expenses for the six-month period declined to 45.6% in 1997 as compared to 45.8% for the same six-month period in 1996.

Product Development Expenses.  Product development expenses decreased $294,000
----------------------------
or 27.3% to $781,000 for the six-month period ended June 30, 1997, from $1,075,000 for the comparable period in 1996. As a percentage of net sales, these expenses for the six-month period were 2.5% for 1997 versus 4.4% for the same six-month period in 1996. The decline was due to the completion of development of two new products that were introduced in the October 1996 catalog. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes these expenses, as a percentage of net sales, will be approximately the same for the year ending December 31, 1997, as they were for the year ended December 31, 1996.*

Other Income-net.  Other income includes interest income of $320,000 for the
----------------
six-month period ended June 30, 1997 versus $372,000 for the comparable period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1995.

Net Income.  Net income increased $110,000 or 19.6% to $670,000 in the six-month
----------
period ended June 30, 1997, from $560,000 for the comparable period in 1996. This increase was due to the reasons discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities during the six-month period ended June 30, 1997 was $126,000. This was the result of $1,727,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,601,000 of changes in operating assets and liabilities. Cash used by investing activities for the six-month period ended June 30, 1997 was $688,000, due primarily to purchases of property and equipment of $1,861,000 and funding of $1,227,000 for the financing of the Company's new facility discussed below, offset by a decrease of $2,400,000 in short-term investments. Cash provided by financing activities during the six-month period ended June 30, 1997 was $77,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the six-month period ended June 30, 1997 were $1,861,000 compared to $910,000 for same period in the prior year. This increase was anticipated and reflects the Company's investment in its new facility, a new automated call distribution phone system to support the growth in sales activity and the tooling requirements for new product introductions. The Company plans to expend between $2,300,000 and $2,500,000 for capital equipment for the year ending December 31, 1997.*

In July 1996, the Company entered into a customized financing arrangement for the construction of a new corporate headquarters building, call center and distribution facility intended to serve the Company's long-term expansion needs.* Under the arrangement, the Company committed $5,000,000 in financing for the construction of a new facility at a fixed interest rate of 7.5% for a period of 12 years. Effective January 1, 1997, the Company entered into a 15-year lease agreement for the facility. As of June 30, 1997, the Company had advanced all of the financing commitment. The long term portion of the financing commitment ($4,664,000) is reflected in the financial statements as a part of notes receivable and the current portion of the financing commitment ($271,000) is reflected in the financial statements as a part of trade accounts receivable.

The Company believes funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital needs for the foreseeable future.* Should the Company require

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

additional funds, it has available through a financial institution a $5,000,000 unsecured revolving line of credit at that institution's prime lending rate. During the six-month period ended June 30, 1997, the Company did not directly borrow against this credit facility.


ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

Approximately 53% of the Company's sales for the six months ended June 30, 1997 were derived from sales of the Company's proprietary products (mainly telephone headset products) which have a higher gross margin than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future.*
If net sales of the Company's proprietary products were to decline significantly for any reason, or gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

A substantial portion of the Company's purchases of brand name and private label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for virtually every third-party product it carries. Sales of brand name products represented approximately 47% of sales in the first six months of 1997. The failure of an existing significant supplier to provide products would materially adversely affect the Company's operating results until it could develop an alternate source of supply or an alternate product.

All of the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality assurance before such contractor is selected by the Company to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet manufacturing requirements.

----------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Additional Factors Affecting Future Performance" herein and in the Form 10-K.

A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and most of such products, including all proprietary headset products, are manufactured by only three sources. One of the three manufacturers is currently being replaced. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole or limited source products, or to develop alternate sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

A substantial portion of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc ("Seo Won"), located in South Korea, and Sinoca Enterprises Co. ("SEC"), Ltd., located in Taiwan. The Company recently signed an agreement with Transtech Electronics Pte Ltd located in Singapore for contract manufacturing services. Transtech replaces Sinoca Electronics Group ("SEG"), which is located in Singapore. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with its foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. Further, the Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.

Catalog production, printing and distribution costs represent a significant portion of the Company's selling, general and administrative costs. Increases in postal rates, paper and printing costs increase the cost of the Company's catalog mailings. An increase in postal rates or higher than anticipated paper costs would have a material adverse effect on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient mailing, and delivery systems. The Postal Service recently proposed an increase in rates that when effective will increase the cost of mailing the Company's catalogs.

The Company's sales volume is highly dependent on the quantity of catalogs mailed and timing of those mailings. In the event the Company is unable to timely obtain and distribute printed catalogs in appropriate quantities, the Company's financial position and results of operations would be materially adversely affected.

PART II -- OTHER INFORMATION


Items 1 through 3 are not applicable with respect to the current reporting period.

Item 4 - Submission of matters to a vote of security holders

At the Annual Meeting of Stockholders of the Company, held on April 30, 1997, in San Jose, California, the stockholders elected five directors to serve until the next Annual Meeting of Stockholders; ratified and approved an amendment to the Company's 1995 Stock Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 500,000 to a total of 900,000; ratified and approved an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 80,000 to a total of 155,000; and ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 31, 1997.

Results of the stockholder vote:

         Item                   For             Against         Abstain         Broker
         ----                   ---             -------         -------         ------
                                                                               Non-Vote
                                                                              ---------

Election of Directors
-----------------------
  C. Allen Batts            4,280,294           6,510             -                -
  John B. Mumford           4,280,294           6,510             -                -
  Deepak Kamra              4,280,294           6,510             -                -
  William P. Sousa          4,280,294           6,510             -                -
  John W. Combs             4,280,294           6,510             -                -


Amendment to 1995 Stock Plan
----------------------------
                            3,000,616        380,491            3,250         902,447

Amendment to 1995 Stock Purchase Plan
-------------------------------------
                            3,319,315        120,342            3,250         843,897

KPMG Peat Marwick LLP
---------------------
                            4,282,504          1,850            2,450            -



Item 5 - Not applicable.

Item 6. -- Exhibits and Reports on Form 8-K:

    a.  Exhibits

        10.1 + Agreement Between Hello Direct, Inc. and Transtech Electronics
               (S) Pte Ltd.

        11.1   Computation of net income per share.

        27.1   Financial Data Schedule


    b.  Reports on Form 8-K.

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.



+Confidential treatment requested for portions of this document.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                      HELLO DIRECT, INC.
                                         (Registrant)



August 10, 1997                      /s/   Raymond E. Nystrom
---------------                     --------------------------
  Date                              Raymond E. Nystrom
                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number    Description of Document
------    -----------------------

10.1  +   Agreement Between Hello Direct, Inc. and Transtech Electronics (S)
          Pte. Ltd.

11.1      Computation of net income per share.

27.1      Financial Data Schedule



+ Confidential treatment requested for portions of this document.