Form 10-Q
period 1997-09-30
HELLO DIRECT INC /DE/
filed 1997-11-07
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934    For the quarterly period ended September 30, 1997
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  __________

                         COMMISSION FILE NUMBER 0-25524


                               HELLO DIRECT, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            94-3043208
        (State or other jurisdiction of              (IRS Employer
          incorporation or organization)              Identification No.



               5893 RUE FERRARI                          95138-1858
             SAN JOSE, CALIFORNIA                        (Zip Code)
   (Address of principal executive offices)


      Registrant's telephone number, including area code:  (408) 972-199

     Indicate by check mark whether the registrant (1) has filed all rep required to be filed by Section 13 or 15(d) of the Securities Exchange A 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days.
                               Yes  X   No      .
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classe common stock, as of the latest practicable date.

                                              Outstanding at
          Class                             October 31, 1997
          -----                               -------------
Common Stock, Par Value $.001                  5,057,263

Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   September 30,  Decemb
                                                   1997           1996
                                                   -------------  ------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $2,851
     Short-term investments                               3,718
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      6,698
     Inventories                                          5,780
     Deferred tax assets                                    559
     Other current assets                                 2,023
                                                   -------------  ------
      Total current assets                               21,629

Notes receivable                                          4,653
Property and equipment, net                               4,956
Long-term deferred tax assets                               523
                                                   -------------  ------
     Total assets                                       $31,761        $
                                                   =============  ======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $4,482
     Accrued expenses                                     1,262
                                                   -------------  ------
      Total current liabilities                           5,744

Stockholders' equity:
     Common stock                                             5
     Additional paid-in capital                          28,001
     Accumulated deficit                                 (1,544)
     Less treasury stock, at cost                          (445)
                                                   -------------  ------
      Total stockholders' equity                         26,017
                                                   -------------  ------
      Total liabilities and stockholders' equity        $31,761        $
                                                   =============  ======

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended   Nine Month
                                           September 30,        Septembe
                                        -------------------  -----------
                                        1997      1996       1997      1
                                        --------- ---------  --------- -
                                                                       <
Net sales                                $16,727   $13,111    $47,981
Cost of goods sold                         7,914     6,463     23,309
                                        --------- ---------  --------- -
      Gross profit                         8,813     6,648     24,672

Selling, general and administrative
  expenses                                 7,816     6,297     22,080
Product development expenses                 322       313      1,103
                                        --------- ---------  --------- -
      Operating income                       675        38      1,489
Other income - net                           177       197        498
                                        --------- ---------  --------- -
      Income before income taxes             852       235      1,987
Income taxes                                 342        90        807
                                        --------- ---------  --------- -
      Net income                            $510      $145     $1,180
                                        ========= =========  ========= =

Net income per share                       $0.10     $0.03      $0.23
                                        ========= =========  ========= =

Weighted average shares outstanding        5,133     5,043      5,101
                                        ========= =========  ========= =

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             Nine Months
                                                                Septembe
                                                         ---------------
                                                         1997         19
                                                         -----------  --
                                                                      <C
Cash flows from operating activities:
   Net income                                                $1,180
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                           905
        Deferred income taxes                                   618
        Allowance for returns and doubtful accounts             125
        Changes in items affecting operations:                    0
             Trade accounts receivable                       (1,440)
             Inventories                                       (493)
             Other current assets                            (1,215)
             Accounts payable and accrued expenses            1,441
                                                         -----------  --
        Net cash provided by operating activities             1,121
                                                         -----------  --
Cash flows from investing activities:
   Purchases of property and equipment                       (2,069)
   Decrease in investments                                    2,289
   Increase in notes receivable                              (1,156)
                                                         -----------  --
        Net cash used in investing activities                  (936)
                                                         -----------  --
Cash flows from financing activities:
   Payments on capital lease obligations                        (20)
   Sale of common stock, net                                    194
                                                         -----------  --
        Net cash provided by financing activities               174
                                                         -----------  --
Net  increase (decrease) in cash and cash equivalents           359
Cash and cash equivalents at beginning of period              2,492
                                                         -----------  --
Cash and cash equivalents at end of period                   $2,851
                                                         ===========  ==

           See accompanying notes to condensed financial statements.

                               HELLO DIRECT, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of the management of Hello Direct, Inc. (the "Company"), accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fai the financial information set forth therein.

The condensed financial statements have been prepared by the Company wit audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared accordance with generally accepted accounting principles have been conde or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It is suggested that these interim statements be read in conjunction wit audited financial statements and notes thereto included in the Company's annual report (Commission File Number 0-25524) filed on Form 10-K for th fiscal year ended December 31, 1996.

Results of operations for the three and nine-month periods ended Septemb 1997 are not necessarily indicative of future financial results.


2. Net Income Per Share

Net income per share has been computed using the weighted average number common and common equivalent shares outstanding when dilutive.


Item 2. -- Management's Discussion and Analysis of Financial Condition a Results of Operations.

This Management's Discussion and Analysis section contains forward-looki statements that involve risks and uncertainties. The Company's actual r may differ significantly from the results discussed in the forward-looki statements. Factors that might cause such a difference include, but are limited to, those discussed below and in the Company's reports filed wit Securities and Exchange Commission including the Company's Annual Report Form 10-K for the year ended December 31, 1996 (the "Form 10-K"). The forward-looking statements contained herein are made as of the date here and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially f those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended Sep
30, 1996

Net Sales. Net sales reflect total sales less a provision for retur sales increased $3,616,000 or 27.6% to $16,727,000 in the three-month pe ended September 30, 1997, from $13,111,000 for the comparable period in This increase was primarily attributable to a 17.9% increase in the numb catalogs mailed, to 7.9 million from 6.7 million, and a 15.2% increase i average catalog order size, to $250 from $217. During the quarter, the Company continued to use a 60 page prospecting catalog (introduced Sprin
1996) in addition to the full line catalog of 88 pages which is mailed t house list.

Gross Profit. Gross profit increased $2,165,000 or 32.6% to $8,813,00 the three-month period ended September 30, 1997, from $6,648,000 for the comparable period in 1996. The gross margin for the three-month period 52.7% for 1997 versus 50.7% for 1996. This increase in gross margin was result of a more favorable product mix which included increased sales of higher-margin proprietary products and price reductions from our vendors

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $1,519,000 or 24.1% to $7,816,000 in t three-month period ended September 30, 1997, from $6,297,000 for the comparable period in 1996. The dollar increase for the three-month peri 1997 expense compared to 1996 was the result of headcount additions to t Company's administrative management group, product management team, and customer care activities coupled with the higher cost of the new larger corporate headquarters facility. As a percentage of net sales, these ex for the three-month period declined to 46.7% in 1997 as compared to 48.0 the same three-month period in 1996. A significant portion of the Compa selling, general and administrative expenses are related to the producti printing and distribution of its catalog. Recent savings in catalog production and printing costs contributed to the lower selling, general administrative expenses as a percentage of net sales. Any significant increases in the cost of paper or postage, or deterioration in the respo rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses. Product development expenses increased $ 2.9% to $322,000 for the three-month period ended September 30, 1997, fr $313,000 for the comparable period in 1996. As a percentage of net sale these expenses for the three-month period were 1.9% for 1997 versus 2.4% the same three-month period in 1996. It is anticipated these expenses w fluctuate from time to time based upon the number and character of the products being developed, however, the Company believes these expenses, percentage of net sales, will be approximately the same for the year end December 31, 1997, as they were for the year ended December 31, 1996 .*

Other Income-net. Other income includes interest income of $169,000 for three-month period ended September 30, 1997 versus $198,000 for the comp period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1

Net Income.     Net income increased $365,000 or 252% to $510,000 in the
month period ended September 30, 1997, from $145,000 for the comparable in 1996. This increase was due to the reasons discussed above.

Nine months Ended September 30, 1997 Compared to Nine months Ended Septe
30, 1996

Net Sales.      Net sales increased $10,415,000 or 27.7% to $47,981,000
nine-month period ended September 30, 1997, from $37,566,000 for the comparable period in 1996.

Gross Profit. Gross profit increased $5,190,000 or 26.6% to $24,672,0 in the nine-month period ended September 30, 1997, from $19,482,000 for comparable period in 1996. The gross margin for the nine-month period w 51.4% for 1997 versus 51.9% for 1996. This decrease in gross margin was result of a shift in product mix toward a larger percentage of branded a private-label products in the first two quarters, which carry lower gros margins.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $4,587,000 or 26.2% to $22,080,000 in nine-month period ended September 30, 1997, from $17,493,000 for the comparable period in 1996. The dollar increase for the nine-month perio 1997 expense compared to 1996 was the result of planned headcount additi the Company's administrative management group, product management team, customer care activities coupled with the Company's move into its new headquarters facility. However, as a percentage of net sales, these exp for the nine-month period declined to 46.0% in 1997 as compared to 46.6% the same nine-month period in 1996.

Product Development Expenses. Product development expenses decreased $ or 20.5% to $1,103,000 for the nine-month period ended September 30, 199 from $1,388,000 for the comparable period in 1996. As a percentage of n sales, these expenses for the nine-month period were 2.3% for 1997 versu for the same nine-month period in 1996. The decline was due to the comp of development of two new products that were introduced in the October 1 catalog. It is anticipated these expenses will fluctuate from time to t based upon the number and character of the products being developed, how the Company believes these expenses, as a percentage of net sales, will approximately the same for the year ending December 31, 1997, as they we the year ended December 31, 1996.*

Other Income-net. Other income includes interest income of $488,000 for nine-month period ended September 30, 1997 versus $569,000 for the compa period in 1996. The interest income relates to interest earned on the remaining proceeds from the Company's initial public offering in April 1

Net Income.     Net income increased $475,000 or 67.4% to $1,180,000 in
month period ended September 30, 1997, from $705,000 for the comparable in 1996. This increase was due to the reasons discussed above.

Quarterly and Seasonal Fluctuations. The Company has experienced in the and will experience in the future quarterly variations in net sales and income as a result of many factors, including the timing of catalog mail catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development exp and the timing and success of new product introductions by the Company o competitors.* The Company's planned operating expenditures are based on forecasts. If net sales are below expectations in any given quarter, th Company's business, operating results and financial position would be materially adversely affected. Due to the foregoing factors, it is poss that in some future quarter the Company's operating results will be belo expectations of public market analysts and investors. In such event, th price of the Company's common stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital e and debt financing, and borrowings under its revolving bank line of cred

Cash provided by operating activities during the nine-month period ended September 30, 1997 was $1,121,000. This was the result of $2,828,000 pr by operations including net income, depreciation and amortization and ot non-cash charges offset by $1,707,000 of changes in operating assets and liabilities. Cash used by investing activities for the nine-month perio ended September 30, 1997 was $936,000, due primarily to purchases of pro and equipment of $2,069,000 and funding of $1,563,000 for the financing Company's new facility (a portion of which is accounted for as a current as discussed below), offset by a decrease of $2,289,000 in short-term investments. Cash provided by financing activities during the nine-mont period ended September 30, 1997 was $174,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purcha plan.

Additions to equipment during the nine-month period ended September 30, were $2,069,000 compared to $1,851,000 for same period in the prior year This increase was anticipated and reflects the Company's investment in i facility, a new automated call distribution phone system to support the in sales activity and the tooling requirements for new product introduct The Company plans to expend approximately $2,500,000 for capital equipme the year ending December 31, 1997.*

In July 1996, the Company entered into a customized financing arrangemen the construction of a new corporate headquarters building, call center a distribution facility intended to serve the Company's long-term expansio needs.* Under the arrangement, the Company committed and has advanced $5,000,000 in financing for the construction of a new facility at a fixe interest rate of 7.5% for a period of 12 years. Effective January 1, 19 the Company entered into a 15-year lease agreement for the facility. Th term portion of the financing commitment ($4,593,000) is reflected in th financial statements in notes receivable and the current portion of the financing commitment ($276,000) is reflected in the financial statements trade accounts receivable.

The Company believes funds generated from operations, together with avai funds remaining from the net proceeds of its initial public offering, wi sufficient to finance its working capital needs for the foreseeable futu Should the Company require additional funds, it has available through a financial institution a $5,000,000 unsecured revolving line of credit at institution's prime lending rate. During the nine-month period ended Sep 30, 1997, the Company did not borrow against this credit facility.



ADDITIONAL FACTORS AFFECTING FUTURE PERFORMANCE

Approximately 52% of the Company's sales for the nine months ended Septe 30, 1997 were derived from sales of the Company's proprietary products ( telephone headset products) which have a higher gross margin than its ot products. The Company anticipates that these headset products will cont to account for a significant portion of its net sales and profits in the foreseeable future.* If net sales of the Company's proprietary product to decline significantly for any reason, or gross margins on such produc were to decrease significantly for any reason, including competitive pre or technological obsolescence, the Company's business, operating results financial condition would be materially adversely affected.

A substantial portion of the Company's purchases of brand name and priva label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of s are available for virtually every third-party product it carries. Sales brand name products represented approximately 48% of sales in the first months of 1997. The failure of an existing significant supplier to prov products would materially adversely affect the Company's business, opera results and financial condition until it could develop an alternate sour supply or an alternate product.

All of the Company's proprietary products are manufactured by independen contractors according to specifications and conditions set by the Compan Each independent contractor must meet the Company's specifications relat the manufacturing process and quality assurance before such contractor i selected by the Company to manufacture Hello Direct products. The Compan strategy is to continue using independent contractors to meet manufactur requirements.* A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers and all proprietary headset products are manufactured by t sources. To date, the Company has been able to obtain adequate supplies these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely mann The Company's inability in the future to obtain sufficient quantities of or limited source products, or to develop alternate sources, would resul shortages of such products, which would have a material adverse effect o Company's business, operating results and financial condition.

A substantial portion of Hello Direct's proprietary products are manufac to its specifications by Seo Won K-Tec, Inc., located in South Korea, Si Enterprises Co. Ltd., located in Taiwan, and Transtech Electronics Pte. located in Singapore. The Company has no long-term contracts with these manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with each of its foreign manufacturing sources, the Compan future success will depend in large measure upon its ability to maintain relationships. The Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and ch in economic conditions in countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such fac will have on its business arrangements with foreign manufacturing source any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for reason, the Company's business, operating results and financial conditio could be adversely affected. Further, the Company cannot predict whether additional United States duties, taxes or other charges or restrictions be imposed upon the importation of its products in the future, or what e any such actions would have on the Company's business, operating results financial condition.

Catalog production, printing and distribution costs represent a signific portion of the Company's selling, general and administrative costs. Inc in postal rates, paper and printing costs increase the cost of the Compa catalog mailings. A sharp increase in postal rates or higher than antic paper costs would have a material adverse effect on the Company's busine operating results and financial position to the extent that the Company unable to pass such increase directly on to customers by raising prices offset such increase by implementing more efficient mailing, and deliver systems. The Postal Service recently proposed a rate increase with an effective date of April 1, 1998.

The Company's sales volume is highly dependent on the quantity of catalo mailed and timing of those mailings. In the event the Company is unable obtain and distribute printed catalogs in appropriate quantities, the Company's business, operating results and financial position would be materially adversely affected.


* This statement is a forward-looking statement reflecting current expe There can be no assurance that the Company's actual future performance meet the Company's current expectations due to factors described in "Management's Discussion and Analysis of Financial Condition and Result Operations" and "Additional Factors Affecting Future Performance" herei the Form 10-K.





PART II -- OTHER INFORMATION


Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

 a.  Exhibits

    11.1  Computation of net income per share.

    27.1 Financial Data Schedule


 b.  Reports on Form 8-K.

 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.






                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 amended, the Registrant has duly caused this report to be signed by on i behalf by the undersigned thereunto duly authorized.


                                      HELLO DIRECT, INC.
                                         (Registrant)



November 7, 1997                      /s/   Raymond E. Nystrom
----------------                     --------------------------
  Date                              Raymond E. Nystrom
                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number    Description of Document
-------    -----------------------


11.1      Computation of net income per share.

27.1      Financial Data Schedule