Form 10-K
period 1997-12-31
HELLO DIRECT INC /DE/
filed 1998-03-27
CIK 937265

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

                  For the fiscal year ended December 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ______X_______

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price at March 13, 1998 was approximately $16,600,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding at March 13, 1998 was 5,105,594.

Documents Incorporated By Reference

1. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 1998 are incorporated by reference into Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.


================================================================================

                              HELLO DIRECT, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business
Item  2.      Properties
Item  3.      Legal Proceedings
Item  4.      Submission of Matters to a Vote of Security Holders


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters
Item  6.      Selected Financial Data
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations
Item  8.      Financial Statements and Supplementary Data
Item  9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management
Item 13.      Certain Relationships and Related Transactions

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                                    PART I

Item 1.   Business

        This Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

        Founded in 1987, Hello Direct, Inc. ("Hello Direct" or the "Company") is a Delaware corporation with principal executive offices located at 5893 Rue Ferrari, San Jose, California 95138. The Company's main telephone number is (408) 972-1990.

        The Company is a leading direct marketer and developer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company's primary channel to its business end users is direct mail solicitation through catalogs. During 1997, the Company mailed 28.5 million catalogs and processed 313,000 orders from customers.

        The Company offers a broad selection of commercial-grade brand name, proprietary and private label products at competitive prices that provide solutions to its customers' evolving telecommunications needs.

        Products

        The Company's products are divided into four main categories: headset products, which amounted to 53% of net sales in 1997; telecom products, 27% of net sales; call processing products, 16% of net sales; and mobile communication products, 4% of net sales.

        Headset Products   The Company's catalog offers approximately 85
SKUs of headset products including tops amplifiers and a variety of headset-related accessories such as adapters and hangers. Currently, the majority of the headsets offered in the catalog belong to the Company's "HelloSet" product line, which consists of four styles of corded headsets (Ultralight, Solo, Dual and Executive) and the first and broadest line of commercial-grade wireless telephone headsets currently on the market. Headsets are available in multiple variations to address customer preferences based on features, price, comfort, fit and feel.

        Headset products have been a key Hello Direct product category since 1988. In 1991, Hello Direct introduced the first commercial-grade wireless telephone headset by incorporating 900 Megahertz technology, which provides the wireless headset with greater range and sound clarity than earlier technology. Beginning in 1991, the Company also began a transition from its private label line of corded headsets to an all new proprietary line of corded headsets. In 1993, the Company completed this transition and has since continued to expand and enhance its wireless and corded headsets with new product offerings. New proprietary products introduced during 1997 include the HelloSet ExecutiveTM, the smallest, lightest corded headset on the market, and the ReadilineTM, an accessory that increases the functionality of the Company's wireless headsets by allowing the user to remotely answer and hang up calls. For a discussion of the risks related to the Company's dependence on headset products, see "Factors Affecting Operating Results and Market Price of Stock-Dependence on Headset Products."

        Telecom Products Hello Direct's telecom product line includes selected telephones and answering machines, telephone accessories, amplification products and office communications accessories. Leading brand names include Philips/Lucent, Nortel, Panasonic, Uniden and Vtech.

        Call Processing Products   Hello Direct's call processing product
line includes audio conferencing products, auto switches, small business telephone systems (under 16 stations), caller ID devices, voice messaging products, PC-based communications products, modular hardware and video communications products. Brand name products, from companies such as Philips/Lucent, Nortel, Panasonic and Polycom, currently comprise a majority of the call processing products offered by the Company. Hello Direct private label products in this category include fax/modem switches, and music-on-hold programs.

        Mobile Communications Products Hello Direct's mobile communications products line includes cellular and mobile office accessories and pagers. The Company is currently one of five national resellers of Nextel phones.

        The Hello Direct Catalog

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

        In 1997, the Company's catalogs ranged from 60 to 88 pages each. The Company mailed 28.5 million catalogs during 1997, an increase of 19% over the 23.9 million catalogs mailed in 1996. The Company published eight editions of its catalog annually, four for existing customers and four for new customer prospecting. Each of the customer's editions was produced in three versions featuring a different cover and updated product offerings. The Company's customers received up to 12 catalogs per year. The Company typically uses the third version of each edition for special promotions on new products targeted to its existing customer base.

        The Company's full color catalogs are produced in-house on advanced desk top publishing equipment ("DTP"). Substantially all of the text, graphics and photos used in the catalog are completely digitized. Use of DTP equipment for page production has provided the Company with significant flexibility, speed and cost savings over traditional catalog production methods.

        The Company believes direct marketing is a cost-effective way to market its telecommunications products to its target customers, and that this sales channel gives the Company a distinct advantage over its competitors using other distribution channels. Additionally, the Company offers its full catalog product offering on the Internet at its web site
- http://www.hello-direct.com. Although the revenue generated from the Internet is currently about 2% of net sales, both order volume and average order value are increasing. *

Outbound Telemarketing

        The Company supplements both its printed and on-line catalog with an outbound telemarketing effort. The Company's outbound telemarketing efforts target corporate accounts, especially those with phone dependent call centers. The Company believe this is a growing market segment which typically purchases higher-margin products in larger order sizes and does significant repeat business. The Company believes its focused outbound telemarketing efforts represent a cost effective and complementary sales channel to its catalog. The Company began the expansion of its outbound telemarketing staff during the fiscal year.

        Development of Proprietary Products

        A key element of the Company's business strategy is to develop and introduce new innovative proprietary products. In addition to strengthening the product offering, increasing sales and providing higher gross margins, the Company believes offering proprietary products enhances awareness of the Hello Direct brand name. The Company's product development team generates new product specifications and manages the development process. Hello Direct works with third parties for most engineering and design, and for all manufacturing.

        The Company relies upon customer feedback and input as a primary source of new product ideas and enhancements to currently available products. The Company developed its wireless headset as a result of customer requests and has continued to enhance this product since its introduction in 1991, in response to customer feedback. Similarly, based on customer feedback regarding existing corded headsets, in 1991 the Company developed a proprietary family of corded headsets that address specific customer preferences for features, price, comfort, fit and feel. In addition to individual customer contacts, Hello Direct regularly conducts target customer surveys and focus groups to solicit customer feedback and generate product development ideas. The Company also obtains product development ideas from trade shows, industry journals and suppliers.

        As part of its development process, the Company has entered and expects to continue to enter into development agreements whereby the Company will pay all or a portion of product development costs, license technology and make royalty payments based on product sales.* The Company's product development expenses were $1,592,000, $1,598,000, and $1,326,000, in 1997, 1996 and 1995, respectively. The 1995 product development costs were adjusted to exclude the expenses associated with CellBase, a car kit the Company was designing to support the most popular portable cellular phones. The Company ceased development of this product in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company is continually developing new products and product enhancements. In 1998, the Company plans to offer additional proprietary products, including enhancements to its present products.* Some of these new products will include CODiT(TM), the Company's proprietary interface technology.* For a discussion of the risks related to new products and product enhancements, see "Factors Affecting Operating Results and Market Price of Stock-Rapidly Changing Technology; Need to Successfully Develop New Products."

        CODiT (TM).   Telephone accessories such as headsets and external
speakerphones typically access networks through the handset jack. Since each manufacturer uses different interface protocols, suppliers have had to provide telephone-specific accessories or, like the Company, universal accessories which users must manually configure. The problem has been exacerbated by the proliferation of proprietary telephone systems and accessories. During 1993, the Company began development of CODiT which uses two custom integrated circuits to automatically interface with the protocols of a particular unit and thereby eliminate the need for manual adjustments. The Company believes CODiT, which was initially incorporated into its headset products, will improve product performance by enhancing sound quality and make products more user friendly by simplifying the installation process.* The Company believes CODiT technology can also be used to provide access through the telephone handset jack to other communications products such as teleconferencing units, facsimiles and modems.* In the second half of 1996, the Company introduced the SuperPro (TM) headset amplifier which uses the CODiT "smartchip" technology. In 1997, the Company continued development of products which use CODiT supported technology.

        Sales and Marketing

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

        The Company believes that prompt and courteous customer service is critical in encouraging customers to make repeat purchases from Hello Direct. The objective of the Company's customer care organization, which is responsible for inbound sales, technical support, training and all sales-related order processing functions, is to provide excellent customer service. The Company currently has 80 people in this organization.

        The Company maintains a comprehensive database of customers' purchasing history which is used by the direct marketing group to identify both high-volume and potential high-volume customers and to target special promotions and product offerings. Representatives from the corporate accounts sales force cultivate customers targeted through this program and provide them with a specific representative to serve their individual needs. The Company currently has 34 people within this organization, which includes both the corporate account sales associates as well as administrative assistants to identify potential customers to be targeted.

        Procurement

        The Company purchases most of its products in large volumes directly from manufacturers who deliver the merchandise to the Company's distribution center. The Company believes that, because of its volume purchases and its direct response channel, it has benefited from favorable pricing, payment and delivery terms and promotional allowances from its suppliers. The Company believes it has good relationships with its suppliers and to date has not experienced any difficulty in obtaining products.

        A substantial portion of the Company's purchases of brand name and private label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for virtually every third-party product it carries. Sales of brand name products represented approximately 48% of net sales in 1997. The failure of an existing significant supplier to provide products would materially adversely affect the Company's operating results until the Company could develop an alternate source of supply or an alternate product. Certain vendors provide advertising allowances to the Company to promote sales of their products. In addition, the Company typically receives price protections should a vendor subsequently lower its price. Under most of the Company's purchase agreements, the Company can return unsold inventory to its suppliers.

        All of the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality assurance before such contractor is selected by the Company to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet its manufacturing requirements.* For a discussion of the risks related to its reliance on manufactures, see "Factors Affecting Operating Results and Market Price of Stock-Dependence on Sole or Limited Source Suppliers and Foreign Manufacturing."

        Quality Assurance

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


        Management Information and Call Processing Systems

        Hello Direct is committed to using a high level of information and communications systems to manage all aspects of its business. The
Company currently uses a Hewlett-Packard 3000 Model 928 to support customer care, marketing, procurement, accounting and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of networked personal computers, which facilitates data sharing and provides an automated office environment. In late 1997, the Company terminated its development of a new transaction system and began the process of searching for a prepackaged transaction system to meet its needs as defined in the earlier transaction system development process.

        The Company uses an Aspect 200-R Automated Call Distributor (ACD), which includes a fully redundant hardware and software platform and desktop software tools to provide each supervisor with accurate call management information. Future enhancements will include the Aspect Agility Interactive Voice Response (IVR), which will enable automated responses to customer requests, and computer-telephony integration
(CTI). *

        The Company's success is in part dependent on the accuracy and proper utilization of its management information systems and call processing systems. These investments are intended to continue to improve the Company's customer care capabilities and the Company's customer information database.*

        Competition

        The market for customer premise telecommunications products is highly competitive. The Company competes with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the functions, performance, price and reliability of the products offered by the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. Certain competitors of the Company have greater financial, technical, sales and marketing and other resources than the Company.
There can be no assurance that the Company will compete effectively against existing competitors or new competitors that may enter the market. In addition, while the Company currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end-users via catalog, there can be no assurance that the Company will be able to compete successfully in the future in either the direct marketing catalog channel, which may attract new market entrants, or in other channels that the Company may enter or that may be developed for telecommunications products for such customers. See "Factors Affecting Operating Results and Market Price of Stock - Competition."

        Sales of the Company's proprietary headset products accounted for more than 50% of the Company's total net sales for 1997. Hello Direct faces competition in this product category from a variety of sources.
The Company believes Plantronics, Inc., the leading manufacturer of telephone headset products, has sales representing approximately 60% of the headset market, but it currently does not sell directly to end users. In traditional telecommunications sales channels, such as distributors and telephone systems dealers, headset products are generally sold as "add-on sales" in connection with other purchases. The Company believes specialized headset product distributors such as Communitech and GBH Distributors generally focus their sales efforts on fulfilling existing demand from traditional high-volume headset users, such as large call centers, and devote little or no resources to marketing to small and medium-sized businesses. Hello Direct, through its corporate accounts telemarketing program, markets to these relatively under-served small and medium size headset users. Certain office and computer products dealers also sell headset products which are primarily consumer-grade.

        Telecom and cellular products are sold through a wide variety of channels ranging from large discount chains and mass merchandisers to specialized catalog operations. Hello Direct faces strong competition in this area and has responded by focusing its efforts on providing strong customer service and product support and by focusing on a selection of superior, high-quality, value-added national brand products that may be difficult to find elsewhere or are sufficiently early in their product life cycle to appeal to customers seeking innovative telecommunications solutions. This product category is comprised primarily of brand name products which are widely available through alternate suppliers. The Company competes with such suppliers on the basis of features and price; however, because the Company limits its branded product offering to innovative and high quality value-added products, the Company does not compete for commodity sales.

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

        Intellectual Property Rights

        The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

        There are currently no pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. In the event of litigation and an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected. See "Factors Affecting Operating Results and Market Price of Stock - Risks Associated with Intellectual Property Rights."

        Personnel

        The Company had 212 full-time employees at February 28, 1998. The Company sponsors a number of employee benefit plans including medical/dental insurance plans, life and long-term disability insurance plans, flexible spending accounts, an employee stock purchase plan and a 401(k) salary deferral plan. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

        Executive Officers of the Company

Name of Executive Officer  Age       Positions with the Company
-------------------------  ----  -----------------------------------
E. Alexander Glover         54   President, Chief Executive Officer
                                   and Director
Ronald J. Becht, Jr.        42   Vice President of Product Marketing
Raymond E. Nystrom          54   Vice President of Operations, Chief
                                   Financial Officer and Secretary
Charles E. Volwiler         42   Vice President and Director
Dennis P. Waldera           49   Vice President of Direct Marketing

        The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual
Meeting of Stockholders. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Biographical information for the executive officers follows:

        E. Alexander Glover joined the Company in 1995. From 1983 to 1994, Mr. Glover was Senior Vice President, Marketing and R&D for Kransco
Group Companies ("Kransco"), a toy and sporting goods company. Mr.
Glover was also a member of the Corporate Executive Committee at Kransco. From 1969 to 1983, Mr. Glover progressed through various senior marketing management positions with Procter & Gamble Co., in its Paper and Packaged Soap/Detergent Divisions. Mr. Glover holds an M.B.A. from Stanford University.

        Ronald J. Becht, Jr. joined the Company in 1993. From 1991 to September 1993, he was President and Chief Executive Officer of Personal Computing Tools, a direct marketer of data acquisition and control products which was acquired by Software Developers Corporation, a direct marketer of engineering, software and hardware products. From 1981 to 1991, he served in various marketing positions with Inmac Corp., a direct marketer of computer hardware and software products, most recently as Director of Worldwide Marketing. Mr. Becht holds a B.S. in Business from the University of San Diego.

        Raymond E. Nystrom joined the Company in 1996. From 1983 until 1996, Mr. Nystrom held various senior level financial and accounting positions with Inmac Corp., a direct marketer of computer hardware and software products, and was most recently Vice President, General Manager of North American Operations and Chief Financial Officer. Mr. Nystrom held various financial and accounting positions with Hewlett Packard Company from 1974 to 1983. Mr. Nystrom holds an M.B.A. from the University of Santa Clara and is a Certified Public Accountant in the State of California.

        Charles E. Volwiler co-founded the Company in 1987. Prior to co-founding Hello Direct, Mr. Volwiler was Director of Marketing for
Devoke. In 1977 Mr. Volwiler joined Devoke, which was owned by New England Business Service ("NEBS") from 1983 to 1989. Mr. Volwiler remained with NEBS until 1987. Mr. Volwiler holds a B.S. in Commerce from Santa Clara University.

        Dennis P. Waldera joined the Company in 1996. From 1983 through early 1996, Mr. Waldera held various positions, lastly Executive Vice President, Managing Director, with Clarion Marketing and Communications, one of the largest marketing consulting, sales promotion, and direct marketing services firms in the United States. He was also a member of Clarion's Management Committee and Board of Directors. From 1978 through 1982 Mr. Waldera was a Vice President of Glendinning Associates, a marketing, promotion and sales consulting company. Mr. Waldera began his career at Procter & Gamble Co. where from 1972 to 1978 he progressed through various marketing management positions in the Paper Products Division. Mr. Waldera holds an M.B.A. degree from Northwestern University.

        Factors Affecting Operating Results and Market Price of Stock

        Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        Future Operating Results Uncertain. The Company has grown rapidly and achieved profitability in the past five years as a result of a substantial increase in catalog mailings, strong growth in the number of active customers and the success of its product offering, particularly of its proprietary headset products. There can be no assurance that the Company will maintain profitability on a quarterly or annual basis or continue to increase its net sales. At December 31, 1997, the Company had an accumulated deficit of $948,000. Continued growth in the Company's net sales will depend on, among other things, the Company's ability to increase sales to existing customers, grow its customer base and expand its product offering. The Company's operating results could be materially adversely affected if the Company were to experience lower than anticipated catalog response rates from existing and prospective customers, higher than anticipated product return rates or higher than anticipated increases in paper and postal costs. There can be no assurance that the Company will continue to achieve growth in net sales or that such growth will offset increases in operating expenses.
Operating results could also be materially adversely affected by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations."

        Fluctuations in Quarterly Operating Results and First Quarter Results. The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the number and timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors. The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        Rapidly Changing Technology; Need to Successfully Develop New Products. The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. The Company believes its current and future success will depend on its ability to use its direct customer contacts and product development capabilities to identify, develop or source and successfully introduce and market in a timely manner both enhancements to its existing products and new products that respond effectively to technological change. The Company has experienced delays in the past in introducing certain of its products and could encounter similar technical difficulties in the future that will result in delayed product introductions or expensive recalls. There can be no assurance that the Company will be successful in anticipating technological changes or in selecting and developing new and enhanced products on a timely basis, or that, once developed or sourced, any such products will gain market acceptance.

        Dependence on Headset Products. More than 50% of the Company's net sales in 1997 were derived from sales of the Company's proprietary telephone headset products, which have higher gross margins than its other products.  The Company anticipates that these headset products will continue to account for a significant portion of its net sales and
profits in the foreseeable future. *   If sales of the Company's
telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

        Dependence on Sole or Limited Source Suppliers and Foreign Manufacturing. A substantial portion of the Company's private label and proprietary products are manufactured by a relatively small number of manufacturers, and most of such products, including all headset products, are manufactured by only three sources. To date, the Company has been able to obtain adequate supplies of these products, although on occasion the Company has incurred additional delivery costs to air ship products to obtain inventory in a timely manner. The Company's inability in the future to obtain sufficient quantities of sole or limited source products, or to develop alternative sources, would result in shortages of such products, which would have a material adverse effect on the Company's net sales and operating results.

        A substantial portion of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc., located in South Korea and the Philippines, Sinoca Enterprises Co. Ltd., located in Taiwan, and Transtech Electronics Pte. Ltd., located in Singapore. Each of these manufacturers is a substantial supplier to the Company, and products manufactured by these manufacturers represented approximately 52% of the Company's net sales in 1997. The Company has no long-term contracts with such manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships.

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

        Competition. The market for customer premise telecommunications products is highly competitive. The Company competes with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the functions, performance, price and reliability of the products offered by the Company and its competitors, the timing and success of new product development efforts of the Company and its competitors, and the effectiveness of the marketing efforts of the Company and its competitors. Certain competitors of the Company have greater financial, technical, sales and marketing and other resources than the Company. There can be no assurance that the Company will compete effectively against existing competitors or against new competitors that may enter the market. In addition, while the Company currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end-users via catalog, there can be no assurance that the Company will be able to compete successfully in the future in either the direct marketing catalog channel, which may attract new market entrants, or in other channels that the Company may enter or that may be developed for telecommunications products for such customers. See "Business-Competition."

        Increase in Costs of Catalog Mailing, Paper and Printing. Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could have a material adverse impact on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing and delivery systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Risks Associated with Managing a Growing Business. The Company has experienced significant growth in its operations that has placed significant demands on the Company's administrative, operational and financial resources. The growth in the Company's customer base and changes in its product offering have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including on its product development, customer service and finance and administration staffs. The Company's future performance will depend in part on its ability to successfully implement enhancements to its management information systems and to adapt those systems, as necessary, to respond to changes in its business. The inability of the Company to successfully integrate and train new hires could have a material adverse effect on the Company's business or results of operations. The failure of the Company's management to respond to and manage changing business conditions could materially adversely affect the Company's business or financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Dependence on Single Facility. The Company's telemarketing, customer service and distribution functions are housed in a single facility in San Jose, California. The Company has taken precautions to protect itself from events that could interrupt order fulfillment and customer service, such as offsite storage of computer backup data and a backup power source. Notwithstanding these precautions, there can be no assurance that a fire, flood, earthquake or other disaster affecting the Company's facility would not disable these functions. Any significant damage to this facility would have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Key Personnel. The Company's future success will depend to a significant extent on the efforts of its key management personnel. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. Except for Messrs. Glover and Waldera, none of the Company's executive officers has entered into an employment agreement with the Company. The Company does not maintain key-man life insurance on any of these individuals.

        Competition for employees with technical, management, customer service and other skills is intense in the telecommunications products industry. The Company's failure to retain and attract additional qualified employees could negatively affect the Company's business.

        State Sales Tax Collection. The Company presently collects retail occupation tax, commonly referred to as sales tax, or other similar tax, only on sales of products to residents of the State of California.
Several states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states' residents. The United States Supreme Court has held that it is unconstitutional for a state to impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and whose subsequent delivery of purchased goods is by United States mail or interstate common carriers. In the event of a change in present law, the imposition of a tax collection obligation on the Company by states into which it ships products may result in additional administrative expenses to the Company and price increases to the customer, which could adversely affect the Company's operating results.

        Government Regulation of Mailing Lists. The Company seeks to expand its in-house list of customers and potential customers ("House List") by continually renting appropriate mailing lists and sending its catalogs to prospects obtained from these lists. In the event that the federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company's ability to enhance and expand its House List could be adversely affected. In such event, the Company could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to Hello Direct's mailing lists.

        Risks Associated With Intellectual Property Rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its products. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

        There are no currently pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. However, there can be no assurance that the Company will not receive in the future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. There can be no assurance that licenses to disputed third-party technology would be available on reasonable commercial terms, if at all. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected.

        Product Liability and Insurance. Sale of the Company's proprietary and other products through the catalog and alternate channels entails the risk of product liability claims, although the Company has not experienced any claims to date. While the Company believes that its product liability insurance coverage is currently adequate, such coverage is limited, and there can be no assurance that such insurance can be maintained in the future at a reasonable cost or in amounts sufficient to protect the Company against losses due to liability. A successful product liability claim brought against the Company in excess of relevant insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

        Volatility of Stock Price. The market price of the shares of Common Stock has been volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to intellectual property and proprietary rights, conditions and trends in the telecommunications and telephone headset industries, changes in earnings estimates or buy-sell recommendations by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of emerging growth companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock.

        Control by Officers and Directors. The Company's officers, directors and their affiliates will beneficially own approximately 60% of the outstanding shares of the Company's Common Stock. As a result, such persons, acting together, have the ability to control all matters requiring stockholder approval (including the election of all directors, and any merger, consolidation or sale of all or substantially all of the Company's assets) and also control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.


Item 2.   Properties

        The Company leases a 76,800 square foot facility in San Jose, California under a 15 year lease, expiring December 31, 2011. All operations including sales, technical support, marketing, engineering, distribution, warehousing and administration are located in this facility. The Company anticipates this facility will meet its growth needs for the foreseeable future. See "Factors Affecting Operating Results and Market Price of Stock - Dependence on Single Facility."



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

                                                           High       Low
                                                         --------- ---------
1996:
 First quarter ended March 31, 1996......................   $8.00     $5.50
 Second quarter ended June 30, 1996......................    8.25      6.13
 Third quarter ended September 30, 1996..................    7.25      4.63
 Fourth quarter ended December 31, 1996..................    5.13      4.00

1997:
 First quarter ended March 31, 1997......................    5.88      4.75
 Second quarter ended June 30, 1997......................    7.00      5.13
 Third quarter ended September 30, 1997..................    7.25      5.63
 Fourth quarter ended December 31, 1997..................    8.13      5.88


        At March 13, 1998, the Company had 42 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at March 13, 1998 to be 1,800.

        The market price of the Company's Common Stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Factors Affecting Operating Results and Market Price of Stock -
Volatility of Stock Price."

        The Company has not paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Under the Company's existing credit facility, the Company cannot declare and pay dividends without prior written approval from the lender.














Item 6.   Selected Financial Data (in thousands except per share data):

                                                                         Year Ended December 31,
                                                   ----------------------------------------------------------
                                                      1997        1996        1995        1994         1993
                                                   ----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
    Net sales ...................................    $63,846     $51,590     $36,823     $26,216     $15,240
    Cost of goods sold ..........................     30,759      25,181      16,916      12,179       7,102
                                                   ----------  ----------  ----------  ----------  ----------
          Gross profit ..........................     33,087      26,409      19,907      14,037       8,138
    Selling, general and administrative
       expenses .................................     29,234      24,277      17,050      11,335       7,067
    Product development expenses ................      1,592       1,598       1,326         843         359
    CellBase expenses ...........................        --          --        2,096         523          27
                                                   ----------  ----------  ----------  ----------  ----------
          Operating income (loss) ...............      2,261         534        (565)      1,336         685
    Interest income (expense), net ..............        667         720         579        (195)       (129)
    Other income (expense), net .................         32         (20)        (37)        142         400
                                                   ----------  ----------  ----------  ----------  ----------
          Income (loss) before income taxes .....      2,960       1,234         (23)      1,283         956
    Provision (credit) for income taxes .........      1,184         493      (2,112)         34          22
                                                   ----------  ----------  ----------  ----------  ----------
          Income before extraordinary item ......      1,776         741       2,089       1,249         934
    Extraordinary item ..........................        --          --          137         --          --
                                                   ----------  ----------  ----------  ----------  ----------
          Net income (1) ........................     $1,776        $741      $1,952      $1,249        $934
                                                   ==========  ==========  ==========  ==========  ==========
    Basic per share amounts:
     Income before extraordinary item ............     $0.35       $0.15       $0.48       $0.46       $0.38
                                                   ==========  ==========  ==========  ==========  ==========
     Net income .................................      $0.35       $0.15       $0.44       $0.46       $0.38
                                                   ==========  ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents(2) ..........................      5,036       4,982       4,387       2,726       2,428
                                                   ==========  ==========  ==========  ==========  ==========

    Diluted per share amounts:
     Income before extraordinary item ............     $0.35       $0.15       $0.46       $0.39       $0.32
                                                   ==========  ==========  ==========  ==========  ==========
     Net income .................................      $0.35       $0.15       $0.43       $0.39       $0.32
                                                   ==========  ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents(2) ..........................      5,117       5,043       4,525       3,204       2,954
                                                   ==========  ==========  ==========  ==========  ==========

 Balance Sheet Data:
    Working capital .............................    $17,271     $16,282     $14,397      $5,267        $458
    Total assets ................................    $31,832     $28,966     $25,716      $8,408      $3,510
    Long-term debt and capital lease obligations      $  --       $  --          $20      $1,958         $67
    Redeemable preferred stock and stockholders'
      equity ....................................    $26,657     $24,643     $23,727      $4,333        $748

---------
 (1) Results in 1995, 1994 and 1993 reflect the application of tax loss carryforwards. Assuming a 40% combined federal and state statutory tax rate, net income (loss) would have been $(121,000), $770,000 and $574,000, and basic net income (loss) per share would have been $(0.03), $0.28 and $0.24 in 1995, 1994 and 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

Results of Operations

        The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                    Year Ended December 31,
                                           --------------------------------------
                                               1997         1996         1995
                                           ------------ ------------ ------------
Net sales ................................       100.0%       100.0%       100.0%
Cost of goods sold .......................        48.2%        48.8%        45.9%
                                           ------------ ------------ ------------
     Gross profit ........................        51.8%        51.2%        54.1%

Selling, general and administrative
    expenses .............................        45.8%        47.1%        46.3%
Product development expenses .............         2.5%         3.1%         3.6%
CellBase expenses ........................         --           --           5.7%
                                           ------------ ------------ ------------
     Operating income (loss) .............         3.5%         1.0%        -1.5%

Other income (expense):
    Interest income (expense), net .......         1.1%         1.4%         1.6%
    Other, net ...........................         --           --          -0.1%
                                           ------------ ------------ ------------
     Income (loss) before income taxes ...         4.6%         2.4%         --
Provision (credit) for income taxes ......         1.8%         1.0%        -5.7%
                                           ------------ ------------ ------------
     Income before extraordinary item ....         2.8%         1.4%         5.7%
Extraordinary item .......................         --           --           0.4%
                                           ------------ ------------ ------------
     Net income ..........................         2.8%         1.4%         5.3%
                                           ============ ============ ============





        1997 Compared to 1996

        Net Sales   Net sales reflect total sales less a provision for
returns. Net sales increased $12,256,000, or 23.8%, to $63,846,000 in 1997 from $51,590,000 in 1996. This increase was primarily attributable to a 19% increase in the number of catalogs mailed, a 4% increase in the number of orders and a 16% increase in the number of active customer accounts.

        Gross Profit   Cost of goods sold includes merchandise cost, freight
and duties, warranty expense, and packaging and shipping supplies. Gross profit increased $6,678,000, or 25.3%, to $33,087,000 in 1997 from
$26,409,000 in 1996. As a percentage of net sales, gross profit increased to 51.8% in 1997 from 51.2% in 1996. The increase in gross margin in 1997 was principally due to changes in product mix and higher gross margin for branded products. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design, development and manufacturing of its proprietary products, the Company is able to realize the profit attributable to these activities. During 1997, the Company began the process of culling lower margin branded product from the catalog.
Although branded products as a percentage of net sales increased from 45% to 48%, this increase in lower margin product as a percentage of net sales was offset by an improvement in the gross margin on these branded products attributable to the culling process.

        Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $4,957,000, or 20.4%, to $29,234,000 in 1997 from $24,277,000 in 1996. As a percentage of net sales, these expenses decreased to 45.8% in 1997 from 47.1% in 1996, primarily due to a reduction in catalog costs, a reduction in advertising expenses and process improvements. The Company expects selling, general and administrative expenses to increase in dollars, but decrease as a percentage of net sales, in 1998. *

        Increases in postal rates, paper and printing costs increase the cost of the Company's catalog mailings. The Postal Service recently proposed a Postal rate increase which when effective will increase the cost of mailing the Company's catalogs, however, this increase is not expected to materially affect the cost of mailing. While the Company experienced no significant paper price increases in 1997, paper costs are expected to increase in 1998.* As a result of a three year printing contract entered into in the fourth quarter of 1996 the Company's printing costs per catalog page were down in 1997 when compared to 1996. See "Factors Affecting Operating Results and Market Price of Stock_Increase in Costs of Catalog Mailing, Paper and Printing."


        Product Development Expenses A key element of the Company's strategy is the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses, decreased to $1,592,000 in 1997 from $1,598,000 in 1996, and decreased as a percentage of net sales to 2.5% in 1997 from 3.1% in 1996. The Company expects product development expenses to increase in both dollars and as a percentage of net sales, in 1998.*

        Interest Income   Interest income decreased to $680,000 in 1997 from
$733,000 in 1996. Although the Company anticipates continued capital expenditures for hardware, software and equipment in 1998, it is expected interest income will increase slightly in 1998.*

        Provision for Income Taxes The provision for income taxes of $1,184,000 in 1997 and $493,000 in 1996, represents a combined federal and state effective tax rate of 40%. The Company anticipates no change in the effective tax rate for 1998.*

        Net Income   Net income increased to $1,776,000 in 1997 from
$741,000 in 1996 for the reasons stipulated above.

        Inflation   The Company does not believe that inflation has had a
material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future, including higher than anticipated increases in paper and printing costs and postal rates.

        Quarterly and Seasonal Fluctuations   The Company has experienced in
the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the number and timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected.

        To date, the Company's growth and changes in timing of catalog mailings have tended to obscure the anticipated effects of seasonality, and may continue to do so in the future. The Company expects that its business may exhibit some measure of volatility between quarters.*


        1996 Compared to 1995

        Net Sales   Net sales increased $14,767,000, or 40.1%, to
$51,590,000 in 1996 from $36,823,000 in 1995. This increase was primarily attributable to a 33% increase in the number of catalogs mailed, a 43% increase in the number of orders, and a 26% increase in the number of active customer accounts.

        Gross Profit   Gross profit increased $6,502,000, or 32.7%, to
$26,409,000 in 1996 from $19,907,000 in 1995. As a percentage of net sales, gross profit declined to 51.2% in 1996 from 54.1% in 1995. The decrease in gross margin in 1996 was due to changes in product mix and price promotions. Due to the increase in the number of branded products offered and the resulting change in sales mix, sales of proprietary headset products as a percentage of total sales declined to 54% in 1996 from 59% in 1995, and the Company's gross margin declined accordingly.

        Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $7,227,000, or 42.4%, to $24,277,000 in 1996 from $17,050,000 in 1995. As a percentage of net sales, these expenses increased to 47.1% in 1996 from 46.3% in 1995, primarily due to the increase in catalog mailings, the cost of paper and postage for catalogs, and marketing personnel and related costs, particularly for increased customer care activities.

        While the Company experienced significant paper price increases in 1995, paper costs did not materially change in 1996. Postal rates were increased in January 1995 and the Postal Service introduced requirements for sorting and bar coding of third class mail. These requirements reduced postage expense in the second half of 1996, although not materially. In the fourth quarter of 1996 the Company negotiated a three year printing contract at terms favorable to the Company.

        Product Development Expenses   Product development expenses,
excluding the CellBase product, increased to $1,598,000 in 1996 from $1,326,000 in 1995, but decreased as a percentage of net sales to 3.1% in 1996 from 3.6% in 1995. This dollar increase was primarily attributable to development of several new and in process products which were introduced in late 1996.

        CellBase Expenses   In December 1995, the Company discontinued the
development and marketing of its CellBase product as a result of continuing product development issues and the unexpected level of costs necessary to develop an alternate distribution channel.

        Interest Income   Interest income increased slightly to $733,000 in
1996 from $729,000 in 1995.

        Interest Expense   Interest expense decreased to $13,000 in 1996
from $150,000 in 1995. This decrease was due to elimination of interest on the $2,000,000 of subordinated promissory notes issued in May 1994 and retired in April 1995 with a portion of the proceeds from the Company's initial public offering.

        Provision (Credit) for Income Taxes The provision for income taxes of $493,000 in 1996 represents a combined federal and state effective tax rate of 40%. The credit for income taxes of $(2,112,000) in 1995 reflects the recognition of operating loss carryforwards in accordance with SFAS No. 109 and corresponding reduction of the valuation allowance. For further information regarding the Company's tax provision (credit), see Notes to Financial Statements.

        Net Income   Net income decreased to $741,000 in 1996 from
$1,952,000 in 1995 for the reasons stipulated above.


Liquidity and Capital Resources

        Hello Direct's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

        Cash provided by operating activities in 1997 was $4,011,000 This was the result of $4,255,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $244,000 of changes in operating assets and liabilities. Cash used by investing activities for 1997 was $1,586,000 primarily related to equipment purchases of $2,437,000 and funding of notes receivable of $1,503,000 offset by a $2,177,000 decrease in short term investments and payments received on notes receivable of $177,000. Cash provided by financing activities was $218,000 arising primarily from the issuance of common stock pursuant to both the employee stock purchase plan and the employee stock option plan.

        Capital expenditures of $2,437,000 in 1997 represented a reduction from $3,288,000 expended in 1996. The capital expenditures in 1997 included investments in computer hardware capacity and the associated software, investment in assets for the new facility, to which the Company relocated on January 1, 1997, and tooling for proprietary products. In 1998, the Company expects to continue to purchase additional capital equipment for enhancements to its management information systems and tooling for proprietary products; and such purchases are expected to remain at 1997 levels.*

        The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to fund its needs for working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured line of credit with a major bank for $5,000,000 at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, however, the Company was contingently liable for issued and open letters of credit aggregating approximately $1,064,000, at December 31, 1997.

Impact of the Year 2000 Issue

The year 2000 issue results from computer programs written using a two digit date field rather than four to define the applicable year. Certain of the Company's computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company plans to upgrade its computer software to increase operational efficiencies and information analysis and ensure that the new systems properly recognize dates beyond December 31, 1999. The cost of this upgrade project, as it relates to the year 2000 issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

Recent Accounting Pronouncements

        In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for its year ending December 31, 1998 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

        In July 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for its year ending December 31, 1998 and does not anticipate this statement will have a significant impact on its financial condition or results of operations.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.



































Item 8.   Financial Statements and Supplementary Data

                         Index to Financial Statements


  Independent Auditors' Report

  Balance Sheets at December 31, 1997 and 1996

  Statements of Operations for the years ended December 31, 1997, 1996 and 1995

  Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

  Notes to Financial Statements

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hello Direct, Inc. :

        We have audited the accompanying balance sheets of Hello Direct, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hello
Direct, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

San Jose, California
January 26, 1998

                               HELLO DIRECT, INC.
                                 Balance Sheets
                           December 31, 1997 and 1996

                                                          1997          1996
                                                      ------------  ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents ........................  $5,135,000    $2,492,000
   Short-term investments ...........................   3,830,000     6,007,000
   Trade accounts receivable, less allowance for
      returns and doubtful accounts of $723,000 and
      $508,000 in 1997 and 1996, respectively .......   5,752,000     4,852,000
   Inventories ......................................   5,137,000     5,287,000
   Deferred tax assets ..............................     821,000       628,000
   Other current assets .............................   1,771,000     1,339,000
                                                      ------------  ------------
        Total current assets ........................  22,446,000    20,605,000


Notes receivable ....................................   4,542,000     3,497,000
Property and equipment, net .........................   4,819,000     3,792,000
Long-term deferred tax assets .......................      25,000     1,072,000
                                                      ------------  ------------
        Total assets ................................ $31,832,000   $28,966,000
                                                      ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................  $3,856,000    $3,839,000
   Accrued expenses .................................   1,319,000       484,000
                                                      ------------  ------------
        Total current liabilities ...................   5,175,000     4,323,000


Stockholders' equity:
   Preferred stock, $0.001 par value; authorized
      2,000,000, none issued or outstanding .........          --            --
   Common stock; $0.001 par value; authorized
      15,000,000; 5,112,000 issued and 5,064,000
      outstanding in 1997; 5,055,000 issued and
      5,007,000 outstanding in 1996 .................       5,000         5,000
   Additional paid-in capital .......................  28,045,000    27,807,000
   Accumulated deficit ..............................    (948,000)   (2,724,000)
   Less treasury stock, at cost - 48,000 shares......    (445,000)     (445,000)
                                                      ------------  ------------
        Total stockholders' equity ..................  26,657,000    24,643,000
                                                      ------------  ------------
Commitments and contingencies

        Total liabilities and stockholders' equity .. $31,832,000   $28,966,000
                                                      ============  ============

                See accompanying notes to financial statements

                               HELLO DIRECT, INC.
                            Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995

                                               1997         1996         1995
                                           ------------ ------------ ------------
Net sales ................................ $63,846,000  $51,590,000  $36,823,000
Cost of goods sold .......................  30,759,000   25,181,000   16,916,000
                                           ------------ ------------ ------------
     Gross profit ........................  33,087,000   26,409,000   19,907,000

Selling, general and administrative
    expenses .............................  29,234,000   24,277,000   17,050,000
Product development expenses .............   1,592,000    1,598,000    1,326,000
CellBase expenses ........................         --           --     2,096,000
                                           ------------ ------------ ------------
     Operating income (loss) .............   2,261,000      534,000     (565,000)

Other income (expense):
    Interest income ......................     680,000      733,000      729,000
    Interest expense .....................     (13,000)     (13,000)    (150,000)
    Other, net ...........................      32,000      (20,000)     (37,000)
                                           ------------ ------------ ------------
     Income (loss) before income taxes ...   2,960,000    1,234,000      (23,000)
Provision (credit) for income taxes ......   1,184,000      493,000   (2,112,000)
                                           ------------ ------------ ------------
     Income before extraordinary item ....   1,776,000      741,000    2,089,000
Extraordinary item - loss on
    extinguisment of debt, net of tax
    benefit of $41,000 ...................         --           --       137,000
                                           ------------ ------------ ------------
     Net income ..........................  $1,776,000     $741,000   $1,952,000
                                           ============ ============ ============

Basic per share amounts:
    Income before extraordinary item .....       $0.35        $0.15        $0.48
                                           ============ ============ ============
    Net income ...........................       $0.35        $0.15        $0.44
                                           ============ ============ ============
    Weighted average shares outstanding ..   5,036,000    4,982,000    4,387,000
                                           ============ ============ ============

Diluted per share amounts:
    Income before extraordinary item .....       $0.35        $0.15        $0.46
                                           ============ ============ ============
    Net income ...........................       $0.35        $0.15        $0.43
                                           ============ ============ ============
    Weighted average shares outstanding ..   5,117,000    5,043,000    4,525,000
                                           ============ ============ ============

                See accompanying notes to financial statements

                                 HELLO DIRECT
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 Preferred Stock
                                    Series I             Common Stock       Additional                               Total
                              --------------------- ----------------------   Paid-in     Accumulated   Treasury   Stockholders'
                                Shares     Amount     Shares     Amount      Capital       Deficit       Stock       Equity
                              ----------- --------- ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December 31,
  1994                         2,339,000  $405,000    450,000  $7,112,000     $    --    ($5,417,000)        --    $2,100,000

Declaration of par value             --        --          --  (7,111,000)   7,111,000            --         --           --

Sale of common stock, net            --        --   1,725,000       2,000   17,881,000            --         --    17,883,000

Conversion of Series I
  preferred stock to
   common stock               (2,339,000) (405,000) 2,339,000       2,000      403,000            --         --           --

Conversion of Series II
  preferred stock to
   common stock                      --        --     368,000         --     2,233,000            --         --     2,233,000

Conversion of warrant to
  common stock                       --        --      48,000         --           --             --         --           --

Common stock issued
  pursuant to employee
   stock purchase and
    option plans                     --        --      38,000         --           --             --         --           --

Common stock issued in
  exchange for services              --        --       6,000         --         4,000            --         --         4,000

Acquisition of treasury
  stock                              --        --     (48,000)        --           --             --    (445,000)    (445,000)

Net income                           --        --          --         --           --      1,952,000         --     1,952,000
                              ----------- --------- ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
   31, 1995                          --        --   4,926,000       5,000   27,632,000    (3,465,000)   (445,000)  23,727,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans                  --        --      81,000         --       175,000            --         --       175,000

Net income                           --        --          --         --           --        741,000         --       741,000
                              ----------- --------- ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
  31, 1996                           --        --   5,007,000       5,000   27,807,000    (2,724,000)   (445,000)  24,643,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans                  --        --      57,000         --       238,000            --         --       238,000

Net income                           --        --          --         --           --      1,776,000         --     1,776,000
                              ----------- --------- ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
  31, 1996                           --     $  --   5,064,000      $5,000  $28,045,000     ($948,000)  ($445,000) $26,657,000
                              =========== ========= ========== =========== ============ ============= =========== ============

                See accompanying notes to financial statements.

                               HELLO DIRECT, INC.
                            Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996         1995
                                         ------------ ------------ ------------
Cash flows from operating activities:
   Net income ..........................  $1,776,000     $741,000   $1,952,000
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
      Depreciation and amortization ....   1,323,000      589,000      866,000
      Deferred income taxes ............     854,000      454,000   (2,154,000)
      Disposal of fixed assets .........      87,000      187,000          --
      Allowance for returns and
          doubtful accounts.............     215,000       41,000      107,000
      Issuance of preferred stock
          Series II for product
          development and common
          stock for services ...........         --           --         4,000
      Changes in items affecting
        operations:
          Trade accounts receivable ....    (834,000)  (1,485,000)  (1,049,000)
          Inventories ..................     150,000   (1,373,000)  (1,327,000)
          Other assets .................    (432,000)    (335,000)    (371,000)
          Accounts payable and
             accrued expenses ..........     872,000    2,360,000     (151,000)
                                         ------------ ------------ ------------
          Net cash provided by (used
            in) operating activities ...   4,011,000    1,179,000   (2,123,000)
                                         ------------ ------------ ------------
Cash flows from investing activities:
   Purchases of property and equipment..  (2,437,000)  (3,288,000)  (1,241,000)
   Decrease (increase) in investments ..   2,177,000    4,462,000  (10,469,000)
   Funding of notes receivable..........  (1,503,000)  (3,497,000)         --
   Payments received on notes
     receivable.........................     177,000          --           --
   Other assets ........................         --           --       118,000
                                         ------------ ------------ ------------
          Net cash used in investing
            activities .................  (1,586,000)  (2,323,000) (11,592,000)
                                         ------------ ------------ ------------
Cash flows from financing activities:
   Payments on capital lease obligations     (20,000)     (26,000)     (23,000)
   Proceeds from (payment of) note
      payable and warrant ..............         --           --    (1,912,000)
   Purchase of treasury stock ..........         --           --      (445,000)
   Sale of common stock, net ...........     238,000      175,000   17,883,000
                                         ------------ ------------ ------------
          Net cash provided by
             financing activities .....      218,000      149,000   15,503,000
                                         ------------ ------------ ------------
Net increase (decrease) in cash and
   cash equivalents ...................    2,643,000     (995,000)   1,788,000
Cash and cash equivalents at beginning
   of period ..........................    2,492,000    3,487,000    1,699,000
                                         ------------ ------------ ------------
Cash and cash equivalents at end of
   period .............................   $5,135,000   $2,492,000   $3,487,000
                                         ============ ============ ============
Supplemental disclosure of cash paid
    during year:
   Interest ...........................      $13,000      $13,000     $169,000
                                         ============ ============ ============

   Income taxes .......................     $336,000      $16,000      $15,000
                                         ============ ============ ============
Noncash financing activities:

   Conversion of preferred stock Series
     I and II into common stock .......    $     --     $     --    $2,638,000
                                         ============ ============ ============

   Issuance of common stock in exchange
     for services .....................    $     --     $     --        $4,000
                                         ============ ============ ============

                See accompanying notes to financial statements

                              HELLO DIRECT, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995


 (1)   Summary of the Company and Significant Accounting Policies

        The Company

        Hello Direct, Inc. (the "Company") is a leading direct marketer and developer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company markets its products through various sales channels which include full color catalogs, the internet and outbound telemarketing efforts aimed at current and prospective customers.

        Cash Equivalents

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

        Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

        Catalog Costs

        Catalog costs are deferred and amortized over the expected revenue stream, generally nine months.

        Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the respective lease.

        Impairment of Long-Lived Assets

        The Company periodically reviews its long-lived assets for impairment. If events or changes indicate that the carrying amount of an asset may not be recoverable, the Company will reduce the amount of the asset determined not to be recoverable.

        Revenue Recognition

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

        Net Income Per Share

        Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of the convertible preferred stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts

        There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                               1997         1996         1995
                                           ----------- ------------ ------------
Basic weighted shares outstanding            5,036,000    4,982,000    4,387,000

Common stock options utilizing treasury
  stock method when dilutive                    81,000       61,000      138,000
                                           ----------- ------------ ------------
Diluted weighted shares outstanding          5,117,000    5,043,000    4,525,000
                                           =========== ============ ============

        Reverse Stock Split

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

        Stock Option and Stock Purchase Plan Accounting

        Compensation expense associated with stock option grants and stock purchase plan purchases made subsequent to 1994 is disclosed in the footnotes to the financial statements. The effect on net income and net income per share is reflected in pro forma - net income, pro forma - basic net income per share, and pro forma - diluted net income per share amounts.

        Concentration of Credit Risk

        The Company offers credit terms to customers after an evaluation of a customer's financial condition. No one customer accounts for a substantial part of sales or receivables. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(2)   Other Current Assets

        A summary of other current assets as of December 31, 1997 and 1996 follows:

                                             1997         1996
                                         ------------ ------------
               Deferred catalog costs     $1,521,000     $992,000
               Other                         250,000      347,000
                                         ------------ ------------
                                          $1,771,000   $1,339,000
                                         ============ ============

(3)   Note Receivable

        In 1996 the Company entered into a loan agreement to a developer for the construction of the Company's corporate facility. Through 1997, the Company had loaned $5,000,000 under this loan agreement. The borrowings under this loan agreement are secured by the building and land, bear interest at 7.5% with principal and interest due in monthly installments of $53,000 over 12 years. The fair value of the loan as of December 31, 1997 is estimated to approximate its face value which was calculated by discounting the future cash flows using the current interest rate at which a similar loan would be made to the developer for the same remaining maturity. The note contains a provision that if the developer defaults on the monthly payment, the Company can offset the non-payment against their monthly rent payment. The lease agreement contains a similar provision for non-payment.

        In connection with the loan agreement, the Company entered into a 15 year lease agreement. The present value of the total future minimum lease payments under the lease is approximately $6,965,000 as of December 31, 1997, which approximates the fair value of the lease using rates currently available to the Company for a lease with similar terms.

(4)  Property and Equipment

        A summary of property and equipment as of December 31, 1997 and 1996 follows:

                                                          1997         1996
                                                      ------------ ------------
    Computer equipment and software                    $2,673,000   $2,166,000
    Furniture and fixtures                              3,030,000    1,693,000
    Production tooling and equipment                    1,623,000    1,250,000
                                                      ------------ ------------
                                                        7,326,000    5,109,000
    Less accumulated depreciation and amortization      2,507,000    1,317,000
                                                      ------------ ------------
                                                       $4,819,000   $3,792,000
                                                      ============ ============

(5)   Accrued Expenses

        A summary of accrued expenses as of December 31, 1997 and 1996 follows:
                                                          1997         1996
                                                      ------------ ------------
    Accrued compensation and related liabilities       $1,117,000     $299,000
    Other                                                 202,000      185,000
                                                      ------------ ------------
                                                       $1,319,000     $484,000
                                                      ============ ============

(6)   Bank Line of Credit

        As of December 31, 1997, the Company had a financing agreement with a bank to provide a $5,000,000 unsecured revolving line of credit for both letters of credit and working capital. As of December 31, 1997, $3,936,000 was available under the agreement. Any borrowings bear interest at the bank's prime rate (8.5% as of December 31, 1997). The line of credit will expire on May 15, 1998. The agreement contains various financial covenants, including profitability and financial ratios such as quick ratio and debt to net worth. As of December 31, 1997, there were no direct borrowings under the credit facility;
however, the Company was contingently liable for issued and open letters of credit aggregating approximately $1,064,000.




(7)   Lease Commitments

As of December 31, 1997, the Company was obligated under a noncancelable operating lease agreement expiring in December 2011, for office and warehouse space. A summary of future minimum lease payments follows:

         Year Ending December 31,                        Amount
         ------------------------                     ------------
         1998                                            $645,000
         1999                                             698,000
         2000                                             698,000
         2001                                             755,000
         2002                                             755,000
         Thereafter                                     8,161,000
                                                      ------------
         Total future minimum lease payments          $11,712,000
                                                      ============

    Rent expense aggregated approximately $651,000, $245,000, and $207,000 for 1997, 1996 and 1995, respectively.

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

(10)   Benefit Plan

        The Company has a 401(k) plan that covers all eligible employees as defined. Employees can elect to defer from 1% to 15% of their compensation limited to $9,500 in 1997. The Company may make discretionary contributions and matching contributions. In 1997, the Company made matching contributions of $11,000. No such matching contributions were made by the Company in a prior year.

(11)   Stock Option and Employee Stock Purchase Plans

        The Company applies APB Opinion No. 25 in accounting for its various stock option plans and Employee Stock Purchase Plan (the "stock plans"). Accordingly, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation costs pursuant to SFAS No. 123 for its stock plans, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:

                                             1997         1996         1995
                                         ------------ ------------ ------------
 Pro forma - net income                   $1,483,000     $173,000   $1,706,000

 Pro forma - basic net income per share        $0.29        $0.03        $0.39
 Pro forma - diluted net income per share      $0.29        $0.03        $0.38

        Pro forma net income reflects only options granted in 1997, 1996 and 1995. Accordingly, the full impact of calculating compensation cost for the Company's stock plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above as compensation cost is captured over a stock options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

        1992  Stock Option Plan

        As of December 31, 1997, 54,633 stock options for the issuance of common stock were outstanding pursuant to the 1992 Stock Option Plan
(the "Plan"). No new stock option grants can be issued under the plan. Stock options outstanding pursuant to the Plan vest over two to four years from the grant date and expire ten years from the grant date.

        1995 Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was established in 1995. As of December 31, 1997, a total of 155,000 shares of common stock are reserved for issuance and 82,833 shares have been issued pursuant to the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase common stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the common stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

        1995 Director Option Plan

        The 1995 Director Option Plan (the "Director Plan") was established in 1995. As of December 31, 1997, a total of 75,000 shares of common stock are reserved for issuance, 36,000 stock options remain outstanding and no shares have been issued pursuant to an exercise of stock options pursuant to the Director Plan. The Director Plan provides for the grant of non-statutory stock options to non-employee directors of the Company ("Outside Directors") pursuant to a non-discretionary grant mechanism.
The exercise price of options granted to Outside Directors must be 100% of the fair market value of the Company's common stock on the date of grant. Options granted to the Outside Directors have a 10 year term, or shorter upon termination of their tenure as a director.

        The Company's 1995 Stock Plan (the "Stock Plan") was established in 1995. As of December 31, 1997, a total of 900,000 shares of Common Stock are reserved for issuance, 482,898 stock options remain outstanding and no shares have been issued pursuant to the Stock Plan. The Stock Plan provides for the grant to employees (including employee directors and officers) of incentive stock options and for the grant of non-statutory stock options and the grant of restricted stock to employees and consultants. Non-employee directors are not eligible to participate in the Stock Plan.

        The exercise price per share of all incentive stock options granted under the Stock Plan must be at least equal to fair market value per share of Common Stock on the date of grant. The exercise price per share of all non-statutory stock options and the price per share of restricted stock granted under the Option Plan shall be determined by the administrator on the date of grant. Options granted under the Stock
Plan generally vest over four years and expire no later than ten years from the grant date.



































        The following table summarizes all option activity under the Company's stock option plans during the three year period ended December 31, 1997:

                                                                      Weighted-
                                             Weighted-                 average
                                              average                  Exercise
                                   Weighted-   Grant      Options       Price
                                    average     Date    Exercisable   of Options
                         Options   Exercise     Fair         at      Exercisable
                       Outstanding   Price     Value*     Year End   at Year End
                       ----------- --------- ---------- ------------ ------------
December 31, 1994         138,145    $0.034                  42,779       $0.020
                                                        ============ ============
  Granted                 355,000     8.663     $3.957
                                             ==========
  Exerecised              (37,977)    0.020
  Canceled or expired      (3,557)    0.020
                       -----------
December 31, 1995         451,611     6.819                  53,573       $2.182
                                                        ============ ============
  Granted                 196,065     6.054     $2.543
                                             ==========
  Exerecised              (49,312)    0.320
  Canceled or expired     (43,747)    8.792
                       -----------
December 31, 1996         554,617     6.996                 186,463       $6.816
                                                        ============ ============
  Granted                 197,500     5.293     $2.222
                                             ==========
  Exerecised              (15,253)    2.857
  Canceled or expired    (163,333)    6.744
                       -----------
December 31, 1997         573,531    $6.591                 298,631       $7.028
                       ===========                      ============ ============

* Fair Value Assumptions:

               Black-Scholes option-pricing model
          --------------------------------------------
          Weighted-
           average
            Risk      Average
            Free     Expected                Dividend
            Rate       Life     Volitility     Yield
          ---------  ---------  -----------  ---------
    1995      7.67%      3.03           58%         0%
    1996      5.28%      2.83           58%         0%
    1997      5.50%      2.97           60%         0%





        The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                          Options Oustanding               Options Exercisable
                  ------------------------------------  ------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
    Range of         Number    Contractual  Exercise       Number     Exercise
 Exercise Prices  Outstanding     Life        Price     Exercisable     Price
----------------- ------------ ----------- -----------  ------------ -----------
$0.02 -  0.71          39,133        5.28      $0.055        39,015      $0.053
 4.13 -  5.50         181,065        9.09       4.807        26,450       4.408
 7.00 -  8.00         209,000        7.89       7.655       110,791       7.753
 8.50 - 11.50         144,333        7.71       9.061       122,375       9.162
                  ------------                          ------------
$0.02 - 11.50         573,531        8.05       6.591       298,631       7.028
                  ============                          ============

(12)   Income Taxes

        The components of income tax expense (credit) for the years ended December 31, 1997, 1996 and 1995 follows:

                                               Year Ended
                                   --------------------------------------
                                       1997         1996         1995
                                   ------------ ------------ ------------
Current:
    Federal                            $77,000      $15,000    $   --
    State                              253,000       24,000        --
                                   ------------ ------------ ------------
                                       330,000       39,000        --
Deferred:
    Federal                            841,000      481,000   (1,842,000)
    State                               13,000      (27,000)    (270,000)
                                   ------------ ------------ ------------
                                       854,000      454,000   (2,112,000)

                                   ------------ ------------ ------------
                                    $1,184,000     $493,000  ($2,112,000)
                                   ============ ============ ============











        A reconciliation between the provision for income taxes (credit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years ended December 31, 1997, 1996, and 1995 follows:

                                               Year Ended
                                   --------------------------------------
                                       1997         1996         1995
                                   ------------ ------------ ------------

Statutory rate of 34% applied to
   pre-tax income (loss)            $1,006,000     $420,000      ($8,000)
Change in valuation allowance              --           --    (1,997,000)
State tax (net of federal benefit)     176,000          --           --
Other                                    2,000       73,000     (107,000)
                                   ------------ ------------ ------------
                                    $1,184,000     $493,000  ($2,112,000)
                                   ============ ============ ============


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 follows:

                                                       December 31,
                                                -------------------------
                                                    1997         1996
Deferred tax assets:                            ------------ ------------
  Net operating loss carryovers                      $  --    $1,034,000
  Tax credit carryovers                             523,000      500,000
  Accounts receivable principally
    due to allowances                               313,000      244,000
  Employee benefit accruals                         139,000       19,000
  Inventories principally due to
    costs inventoried for tax purpose                84,000       17,000
  Other                                              11,000       16,000
                                                ------------ ------------
  Deferred tax assets                             1,070,000    1,830,000
                                                ------------ ------------
Deferred tax liabilities:
  Fixed assets                                     (128,000)     (29,000)
  State income taxes                                (96,000)    (101,000)
                                                ------------ ------------
  Deferred tax liabilities                         (224,000)    (130,000)
                                                ------------ ------------
Net deferred tax assets                            $846,000   $1,700,000
                                                ============ ============

        Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets, therefore no valuation allowance is necessary for 1997 or 1996.

        The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 1997, the Company had utilized all net operating loss carryovers for federal and state income tax purposes not subject to the annual limitation. A federal net operating loss of $309,000, subject to an annual limitation of approximately $150,000, remains. The net operating loss expires in 2004. Any unused annual limitation can be carried forward and added to the succeeding years annual limitation subject to the expiration date.


































(13) Quarterly Results (unaudited)

        The following table (presented in thousands, except per share data) sets forth statement of operations data for each of the four quarters of the years ended December 31, 1997 and December 31, 1996. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.




                                               Three Months Ended
                                 ------------------------------------------
                                 March 31,  June 30,   Sept. 30,  Dec. 31,
                                   1997       1997       1997       1997
                                 ---------  ---------  ---------  ---------
Net sales                         $15,936    $15,318    $16,727    $15,865
Cost of goods sold                  7,853      7,542      7,914      7,450
                                 ---------  ---------  ---------  ---------
    Gross profit                    8,083      7,776      8,813      8,415
Selling, general and
  administrative expenses           7,341      6,923      7,816      7,154
Product development expenses          410        371        322        489
                                 ---------  ---------  ---------  ---------
    Operating income                  332        482        675        772
Other income - net                    169        152        177        201
                                 ---------  ---------  ---------  ---------
    Income before income taxes        501        634        852        973
Income taxes                          201        264        342        377
                                 ---------  ---------  ---------  ---------
    Net income                       $300       $370       $510       $596
                                 =========  =========  =========  =========
Basic and diluted net income
   per share                        $0.06      $0.07      $0.10      $0.12
                                 =========  =========  =========  =========


                                               Three Months Ended
                                 ------------------------------------------
                                 March 31,  June 30,   Sept. 30,  Dec. 31,
                                   1996       1996       1996       1996
                                 ---------  ---------  ---------  ---------
Net sales                         $12,073    $12,382    $13,111    $14,024
Cost of goods sold                  5,723      5,898      6,463      7,097
                                 ---------  ---------  ---------  ---------
    Gross profit                    6,350      6,484      6,648      6,927
Selling, general and
  administrative expenses           5,583      5,613      6,297      6,784
Product development expenses          535        540        313        210
                                 ---------  ---------  ---------  ---------
    Operating income                  232        331         38        (67)
Other income - net                    193        178        197        132
                                 ---------  ---------  ---------  ---------
    Income before income taxes        425        509        235         65
Income taxes                          170        204         90         29
                                 ---------  ---------  ---------  ---------
    Net income                       $255       $305       $145        $36
                                 =========  =========  =========  =========
Basic and diluted net income
   per share                        $0.05      $0.06      $0.03      $0.01
                                 =========  =========  =========  =========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

        The sections entitled "Election of Directors - Nominees" and "Additional Information Relating to Directors and Officers of the Company - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for the Company's Annual Meeting of Stockholders tentatively scheduled to be held May 6, 1998 (the "Proxy Statement") are hereby incorporated by reference. See also, the section entitled "Executive Officers of the Company" in Item 1 above of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

        The section entitled "Additional Information Relating to Directors and Officers of the Company" of the Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

        The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

        The section entitled "Additional Information Relating to Directors and Officers of the Company - Certain Relationships and Related
Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as a part of this Report.

        1. Financial Statement Schedule. For the three years ended December 31, 1997, Independent Auditors' Report on Financial Statement Schedule and Consent.

        Other schedules not included here are not applicable to the Company.

        Schedule II - Valuation and Qualifying Accounts. A schedule of the allowance for doubtful accounts and allowance for returns account is presented below:

                                         Additions
                           Balance at    Charged to                   Balance
                            beginning    costs and                    at end
                             of year      expenses     Deductions     of year
                           -----------  ------------  ------------  -----------
Allowance for doubtful
    accounts:

     December 31, 1997       $248,000      $536,000      $411,000     $373,000
                           ===========  ============  ============  ===========

     December 31, 1996       $227,000      $428,000      $407,000     $248,000
                           ===========  ============  ============  ===========

     December 31, 1995       $110,000      $282,000      $165,000     $227,000
                           ===========  ============  ============  ===========


Allowance for returns:

     December 31, 1997       $260,000    $8,474,000    $8,384,000     $350,000
                           ===========  ============  ============  ===========

     December 31, 1996       $240,000    $6,856,000    $6,836,000     $260,000
                           ===========  ============  ============  ===========

     December 31, 1995       $250,000    $4,373,000    $4,383,000     $240,000
                           ===========  ============  ============  ===========



(b) Reports on Form 8-K.

None.


(c) Exhibits:

        3.1*    Amended and Restated Certificate of Incorporation of
                Registrant.

        3.2     Amended and Restated Bylaws of the Registrant.

        4.1*    Specimen Common Stock Certificate.

        10.1*   Form of Indemnification Agreement with directors and officers.

        10.2*   1992 Stock Option Plan and forms of agreement thereunder.

        10.3*   1995 Stock Plan and forms of agreements thereunder.

        10.4*   1995 Employee Stock Purchase Plan.

        10.5*   1995 Director Option Plan.

        10.6* Manufacturing Agreement with Sinoca Enterprises Co., dated March 10, 1994.

        10.7* Amended and Restated Stockholders' Agreement, as amended, dated May 4, 1994.

        10.8* Manufacturing Agreement with Seo-Won K-Tec, Inc. dated January 16, 1995.

        10.9    Employment Agreement with Dennis P. Waldera, dated February 5,
                1996.

        10.10*  Employment Agreement with E. Alexander Glover dated March 24,
                1995.

        10.11* Lease Agreement by and between MPJ-A and Registrant, dated May 10, 1996.

        10.12* Promissory Note by and between MPJ-A and Registrant, dated May 10, 1996.

        10.13* Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996.

        10.14* Contract between Hello Direct, Inc. and R. R. Donnelley & Sons Company for printing services through spring 2000, dated November 19, 1996.

        10.15* Line of Credit Agreement by and between Wells Fargo Bank and Registrant, dated May 15, 1997.

        10.16*  Agreement Between Hello Direct, Inc. and Transtech Electronics
                (S) Pte. Ltd., dated May 16, 1997.

        10.17 First Amendment to Employment Agreement with E. Alexander Glover, dated July 1, 1997

        23.1 Report on Financial Statement Schedule and Consent of Independent Auditors

        24.1    Power of Attorney

        27.1    Financial Data Schedule

----------------
* Previously filed

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1998

                                    Hello Direct, Inc.



                                    By:   /S/  RAYMOND E. NYSTROM
                                         -------------------------
                                               Raymond E. Nystrom
                                          Vice President of Operations
                                           and Chief Financial Officer



                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Alexander Glover and Raymond E. Nystrom, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/  E. Alexander Glover    President, Chief Executive Officer   March 25, 1998
-------------------------   and Director (Principal Executive
    (E. Alexander Glover)   Officer)


/s/  Raymond E. Nystrom     Vice President of Operations and     March 25, 1998
-------------------------   Chief Financial Officer
    (Raymond E. Nystrom)    (Principal Financial and Accounting
                            Officer)


/s/  John B. Mumford        Chairman of the Board and Director   March 25, 1998
-------------------------
    (John B. Mumford)


/s/  C. Allen Batts         Director                             March 25, 1998
-------------------------
    (C. Allen Batts)


/s/  John W. Combs          Director                             March 25, 1998
-------------------------
    (John W. Combs)


/s/  Deepak Kamra           Director                             March 25, 1998
-------------------------
    (Deepak Kamra)


/s/  William P. Sousa       Director                             March 25, 1998
-------------------------
    (William P. Sousa)