Form 10-Q
period 1998-03-31
HELLO DIRECT INC /DE/
filed 1998-05-08
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended March 31, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No      .
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                                May 7, 1998
          -----                               -------------
Common Stock, Par Value $.001                   5,112,757

HELLO DIRECT, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS



PART I - Financial Information

Item 1. -- Financial Statements

        Condensed Balance Sheets as of March 31, 1998 and December 31, 1997

        Condensed Statements of Operations for the Three Months Ended March 31, 1998 and 1997

        Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

        Notes to Condensed Financial Statements

Item  2. -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Results of Operations

        Liquidity and Capital Resources

        Additional Factors affecting Operating Results and Market Price of
Stock



Part II - Other Information

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. - Exhibits and Reports on Form 8-K

Signatures


Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   March 31,      December 31,
                                                   1998           1997
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $2,370         $5,135
     Short-term investments                               5,199          3,830
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      6,804          5,752
     Inventories                                          6,010          5,137
     Deferred tax assets                                    898            821
     Other current assets                                 1,341          1,771
                                                   -------------  -------------
      Total current assets                               22,622         22,446

Notes receivable                                          4,469          4,542
Property and equipment, net                               4,770          4,819
Long-term deferred tax assets                                 0             25
                                                   -------------  -------------
     Total assets                                       $31,861        $31,832
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $2,965         $3,856
     Accrued expenses                                     1,343          1,319
                                                   -------------  -------------
      Total current liabilities                           4,308          5,175
Non-current liabilities                                     174              0
                                                   -------------  -------------
      Total liabilities                                   4,482          5,175

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          28,164         28,045
     Accumulated deficit                                   (345)          (948)
     Less treasury stock, at cost                          (445)          (445)
                                                   -------------  -------------
      Total stockholders' equity                         27,379         26,657
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $31,861        $31,832
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended
                                              March 31,
                                        -------------------
                                        1998      1997
                                        --------- ---------
Net sales                                $17,910   $15,936
Cost of goods sold                         8,319     7,853
                                        --------- ---------
      Gross profit                         9,591     8,083

Selling, general and administrative
  expenses                                 8,210     7,341
Product development expenses                 579       410
                                        --------- ---------
      Operating income                       802       332
Other income - net                           203       169
                                        --------- ---------
      Income before income taxes           1,005       501
Income taxes                                 402       201
                                        --------- ---------
      Net income                            $603      $300
                                        ========= =========

Basic per share amounts:
  Net income                               $0.12     $0.06
                                        ========= =========
  Weighted average shares outstanding      5,087     5,015
                                        ========= =========
Diluted per share amounts:
  Net income                               $0.12     $0.06
                                        ========= =========
  Weighted average shares outstanding      5,182     5,073
                                        ========= =========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         ------------------------
                                                         1998         1997
                                                         -----------  -----------
Cash flows from operating activities:
   Net income                                                  $603         $300
   Adjustments to reconcile net income to net cash
   provided (used in) operating activities:
        Depreciation and amortization                           388          258
        Deferred income taxes                                    77          201
        Deferred rent                                            45            0
        Allowance for returns and doubtful accounts             (61)         151
        Changes in items affecting operations:                    0            0
             Trade accounts receivable                         (986)      (1,312)
             Inventories                                       (873)        (661)
             Other current assets                               430          156
             Accounts payable and accrued expenses             (867)         569
                                                         -----------  -----------
        Net cash provided (used) in operating activities     (1,244)        (338)
                                                         -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                         (339)      (1,314)
   Decrease (increase) in investments                        (1,369)       1,900
   Funding of note receivable                                     0       (1,287)
   Payments received on note receivable                          68            0
                                                         -----------  -----------
        Net cash used in investing activities                (1,640)        (701)
                                                         -----------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations                          0          (10)
   Sale of common stock, net                                    119           95
                                                         -----------  -----------
        Net cash provided by financing activities               119           85
                                                         -----------  -----------
Net decrease in cash and cash equivalents                    (2,765)        (954)
Cash and cash equivalents at beginning of period              5,135        2,492
                                                         -----------  -----------
Cash and cash equivalents at end of period                   $2,370       $1,538
                                                         ===========  ===========

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

It is suggested that these interim statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report (Commission File Number 0-25524) filed on Form 10-K for the fiscal year ended December 31, 1997.

Results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                                      March 31,
                                                   1998       1997
Basic weighted shares outstanding               5,087,000  5,015,000
Common stock options utilizing treasury
 utilizing treasury stock method when dilutive     95,000     58,000
                                                ---------  ---------
Diluted weighted shares outstanding             5,182,000  5,073,000
                                                =========  =========

3. Recently Adopted Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company adopted both of these standards on January 1, 1998. The adoption of SFAS No. 130 and SFAS No. 131 did not have a material effect on the financial statements of the Company.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

First Quarter 1998 Compared to First Quarter 1997

Net Sales.      Net sales reflect total sales less a provision for returns.
Net sales increased $1,974,000 or 12.4% to $17,910,000 in the three-month period ended March 31, 1998, from $15,936,000 for the comparable period in 1997. This increase was primarily attributable to a 14% increase in the number of catalogs mailed, to 8.3 million from 7.3 million, and a 6.1% increase in the total average order size, to $259 from $244. During the quarter, the Company introduced a 64 page catalog replacing the full line and prospecting versions of the catalog used in the prior year. In connection with the strategic plan announced in 1997, the Company culled various low margin, low sales price branded products from the catalog and, accordingly, reduced the catalog size in response to this change in product offering.

Gross Profit.    Gross profit increased $1,508,000 or 18.7% to $9,591,000 in the three-month period ended March 31, 1998, from $8,083,000 for the comparable period in 1997. The gross margin percentage for the three-month period was 53.6% for 1998 versus 50.7% for 1997. This increase in gross margin was the result of a shift in product mix toward a larger percentage of proprietary products which carry higher gross margins.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $869,000 or 11.8% to $8,210,000 in the three-month period ended March 31, 1998, from $7,341,000 for the comparable period in 1997. The dollar increase for the three month period in 1998 compared to the same period in 1997 was associated with planned headcount additions to the Company's corporate (outbound) telemarketing group, administrative management group, product management team, and customer care activities. However, as a percentage of net sales, these expenses for the three-month period declined to 45.8% in 1998 as compared to 46.1% for the same three-month period in 1997. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased $169,000
or 41.2% to $579,000 for the three month period ended March 31, 1998, from $410,000 for the comparable period in 1997. As a percentage of net sales, these expenses for the three-month period were 3.2% for 1998 versus 2.6% for the same three-month period in 1997. The increase was due to the development of new products scheduled for introduction later this year. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products under development, however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1998, over the prior year.*

Other Income-net. Other income includes interest income of $205,000 for the three-month period ended March 31, 1998 versus $168,000 for the comparable period in 1997. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable.

Net Income.     Net income increased $303,000 or 101% to $603,000 in the three-
month period ended March 31, 1998, from $300,000 for the comparable period in 1997. This increase was due to the reasons discussed above.

Quarterly and Seasonal Fluctuations. The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.? The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash used by operating activities during the three-month period ended March 31, 1998, was $1,244,000. This was the result of $1,052,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $2,296,000 of changes in operating assets and liabilities. Cash used by investing activities for the three month period ended March 31, 1998 was $1,640,000, due primarily to purchases of property and equipment of $339,000 and an increase in short-term investments of $1,369,000, offset by $68,000 of principal payments received on the note receivable. Cash provided by financing activities during the three-month period ended March 31, 1998, was $119,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the three-month period ended March 31, 1998 were $339,000 compared to $1,314,000 for same period in the prior year. The Company plans to expend between $2,000,000 and $2,500,000 for capital equipment for the year ending December 31, 1998.*

The Company believes funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital needs for the foreseeable future.* Should the Company require additional funds, it has available though a major financial institution a $5,000,000 unsecured revolving line of credit at that institution's prime lending rate. During the three-month period ended March 31, 1998, the Company did not directly borrow against this credit facility.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

        Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        Future Operating Results Uncertain. The Company has grown rapidly and achieved profitability in the past five years as a result of a substantial increase in catalog mailings, strong growth in the number of active customers and the success of its product offering, particularly of its proprietary headset products. There can be no assurance that the Company will maintain profitability on a quarterly or annual basis or continue to increase its net sales. At March 31, 1998, the Company had an accumulated deficit of $345,000. Continued growth in the Company's net sales will depend on, among other things, the Company's ability to increase sales to existing customers, grow its customer base and expand its product offering. The Company's operating results could be materially adversely affected if the Company were to experience lower than anticipated catalog response rates from existing and prospective customers, higher than anticipated product return rates or higher than anticipated increases in paper and postal costs. There can be no assurance that the Company will continue to achieve growth in net sales or that such growth will offset increases in operating expenses. Operating results could also be materially adversely affected by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Fluctuations in Quarterly Operating Results. The Company has experienced in the past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the number and timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors. The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

        Dependence on Headset Products. More than 50% of the Company's net sales in the first quarter of 1998 were derived from sales of the Company's proprietary telephone headset products, which have higher gross margins than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future. * If sales of the Company's telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

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

        A substantial portion of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc., located in South Korea and the Philippines, Sinoca Enterprises Co. Ltd., located in Taiwan, and Transtech Electronics Pte. Ltd., located in Singapore. Each of these manufacturers is a substantial supplier to the Company, and products manufactured by these manufacturers represented approximately 50% of the Company's net sales in the first quarter of 1998. The Company has no long-term contracts with such manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships.

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

        Risks Associated With Intellectual Property Rights. The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect its proprietary rights in its products. As part of its confidentiality procedures, the Company generally enters into non- disclosure agreements with its employees, distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

        There are no currently pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. However, there can be no assurance that the Company will not receive in the future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. There can be no assurance that licenses to disputed third- party technology would be available on reasonable
commercial terms, if at all.   In the event of litigation to determine the
validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected.

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

Item 6. -- Exhibits and Reports on Form 8-K:

a.  Exhibits

10.1 &&  Agreement between Hello Direct, Inc. and Seo-Won K-Tec, Inc.

27.1 Financial Data Schedule

b.  Reports on Form 8-K.

 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.





&& Confidential treatment requested for portions of this document.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                                        HELLO DIRECT, INC.
                                                           (Registrant)




May 8, 1998
                               /s/  Raymond E. Nystrom
                               ------------------------
Date                              Raymond E. Nystrom
                                  Chief Financial Officer