Form 10-Q
period 1998-06-30
HELLO DIRECT INC /DE/
filed 1998-07-24
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended June 30, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                               July 24, 1998
          -----                               -------------
Common Stock, Par Value $.001                   5,112,757

HELLO DIRECT, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS



PART I - Financial Information

Item 1. -- Financial Statements

        Condensed Balance Sheets as of June 30, 1998 and December 31, 1997

        Condensed Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997

        Condensed Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

        Notes to Condensed Financial Statements

Item  2. -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Results of Operations

        Liquidity and Capital Resources

        Additional Factors Affecting Future Performance


Part II - Other Information

Items 1 through 3 and Item 5 are not applicable with respect to the current reporting period.

Item 4 - Submission of matters to a vote of security holders

Item 6. - Exhibits and Reports on Form 8-K

Signatures

Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   June 30,       December 31,
                                                   1998           1997
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $1,707         $5,135
     Short-term investments                               6,499          3,830
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      6,524          5,752
     Inventories                                          6,111          5,137
     Deferred tax assets                                    677            821
     Other current assets                                 1,453          1,771
                                                   -------------  -------------
      Total current assets                               22,971         22,446

Notes receivable                                          4,393          4,542
Property and equipment, net                               4,663          4,819
Long-term deferred tax assets                                 -             25
                                                   -------------  -------------
     Total assets                                       $32,027        $31,832
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $2,669         $3,856
     Accrued expenses                                     1,176          1,319
                                                   -------------  -------------
      Total current liabilities                           3,845          5,175
Non-current liabilities                                     200              -
                                                   -------------  -------------
      Total liabilities                                   4,045          5,175

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          28,188         28,045
     Accumulated deficit                                    234           (948)
     Less treasury stock, at cost                          (445)          (445)
                                                   -------------  -------------
      Total stockholders' equity                         27,982         26,657
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $32,027        $31,832
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                       -------------------  --------- ---------
                                       1998      1997       1998      1997
                                       --------- ---------  --------- ---------
Net sales                               $16,620   $15,318    $34,530   $31,254
Cost of goods sold                        7,670     7,542     15,989    15,395
                                       --------- ---------  --------- ---------
      Gross profit                        8,950     7,776     18,541    15,859

Selling, general and administrative
  expenses                                7,866     6,923     16,076    14,264
Product development expenses                323       371        902       781
                                       --------- ---------  --------- ---------
      Operating income                      761       482      1,563       814
Other income - net                          204       152        407       321
                                       --------- ---------  --------- ---------
      Income before income taxes            965       634      1,970     1,135
Income taxes                                386       264        788       465
                                      --------- ---------  --------- ---------
      Net income                           $579      $370     $1,182      $670
                                       ========= =========  ========= =========

Basic per share amounts:
  Net income                              $0.11     $0.07      $0.23     $0.13
                                       ========= =========  ========= =========
  Weighted average shares outstanding     5,111     5,031      5,100     5,023
                                       ========= =========  ========= =========
Diluted per share amounts:
  Net income                              $0.11     $0.07      $0.23     $0.13
                                       ========= =========  ========= =========
  Weighted average shares outstanding     5,242     5,110      5,211     5,089
                                       ========= =========  ========= =========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                        ------------------------
                                                         1998         1997
                                                        -----------  -----------
Cash flows from operating activities:
   Net income                                                $1,182         $670
   Adjustments to reconcile net income to net cash
   provided (used in) operating activities:
        Depreciation and amortization                           800          584
        Deferred income taxes                                   257          364
        Deferred rent                                            90            -
        Allowance for returns and doubtful accounts             (75)         109
        Changes in items affecting operations:
             Trade accounts receivable                         (687)      (1,086)
             Inventories                                       (974)        (806)
             Other current assets                               318       (1,010)
             Accounts payable and accrued expenses           (1,308)       1,301
                                                         -----------  -----------
        Net cash provided (used) in operating activities       (397)         126
                                                         -----------  -----------
Cash flows from investing activities:
   Purchases of property and equipment                         (643)      (1,861)
   Decrease (increase) in investments                        (2,669)       2,400
   Funding of note receivable                                     -       (1,227)
   Payments received on note receivable                         138            -
                                                         -----------  -----------
        Net cash used in investing activities                (3,174)        (688)
                                                         -----------  -----------
Cash flows from financing activities:
   Payments on capital lease obligations                          -          (18)
   Sale of common stock, net                                    143           95
                                                         -----------  -----------
        Net cash provided by financing activities               143           77
                                                         -----------  -----------
Net decrease in cash and cash equivalents                    (3,428)        (485)
Cash and cash equivalents at beginning of period              5,135        2,492
                                                         -----------  -----------
Cash and cash equivalents at end of period                   $1,707       $2,007
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

Results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                        Three months ended      Six months ended
                                            June 30,               June 30,
                                          1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
Basic weighted shares outstanding    5,111,000  5,031,000   5,100,000  5,023,000

Common stock options utilizing
  treasury stock method when dilutive  131,000     79,000     111,000     66,000
                                    ---------- ----------  ---------- ----------
Diluted weighted shares outstanding  5,242,000  5,110,000   5,211,000  5,089,000
                                    ========== ==========  ========== ==========

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June
30, 1997

Net Sales.      Net sales reflect total sales less a provision for
returns. Net sales increased $1,302,000 or 8.5% to $16,620,000 in the three-month period ended June 30, 1998, from $15,318,000 for the comparable period in 1997. This increase was primarily attributable to a 1.5% increase in the number of catalogs mailed, to 6.7 million from
6.6 million, and an increase in the average order size, to $257 from $253.

Gross Profit.    Gross profit increased $1,174,000 or 15.1% to
$8,950,000 in the three-month period ended June 30, 1998, from $7,776,000 for the comparable period in 1997. The gross margin for the three-month period was 53.8% for 1998 versus 50.8% for 1997. This increase in gross margin was the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $943,000 or 13.6% to $7,866,000 in the three-month period ended June 30, 1998, from $6,923,000 for the comparable period in 1997. The increase for the three-month period in 1998 compared to the same period in 1997 was associated with planned headcount additions to the Company's corporate (outbound) telemarketing group and administrative management group, and to consulting costs incurred in the initial evaluation and selection of software solutions as part of the Company's systems evolution and
upgrade plan.   As a percentage of net sales, these expenses for the
three-month period increased to 47.3% in 1998 as compared to 45.2% for the same three-month period in 1997. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses declined
$48,000 or 12.9% to $323,000 for the three-month period ended June 30, 1998, from $371,000 for the comparable period in 1997. As a percentage of net sales, these expenses for the three-month period were 1.9% for 1998 versus 2.4% for the same three-month period in 1997. The decline was due to a project schedule revision for the development of new products to be introduced later this year. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products under development, however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1998, over the prior year.*

Other Income-net. Other income includes interest income of $203,000 for the three-month period ended June 30, 1998 versus $152,000 for the comparable period in 1997. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable.

Net Income.     Net income increased $209,000 or 56.5% to $579,000 in the
three month period ended June 30, 1998, from $370,000 for the comparable period in 1997. This increase was due to the reasons discussed above.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

Net Sales.      Net sales increased $3,276,000 or 10.5% to $34,530,000 in
the six-month period ended June 30, 1998, from $31,254,000 for the comparable period in 1997.

Gross Profit.    Gross profit increased $2,682,000 or 16.9% to
$18,541,000 in the six-month period ended June 30, 1998, from $15,859,000 for the comparable period in 1997. The gross margin for the six-month period was 53.7% for 1998 versus 50.7% for 1997. This increase in gross margin was the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $1,812,000 or 12.7% to $16,076,000 in the six-month period ended June 30, 1998, from $14,264,000 for the comparable period in 1997. The dollar increase for the six-month period in 1998 compared to the same period in 1997 was associated with planned headcount additions to the Company's corporate (outbound) telemarketing group, administrative management group, product management team, customer care activities and consulting costs. As a percentage of net sales, these expenses for the three-month period increased to 46.6% in 1998 as compared to 45.6% for the same six-month period in 1997. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$121,000 or 15.5% to $902,000 for the six-month period ended June 30, 1998, from $781,000 for the comparable period in 1997. As a percentage of net sales, these expenses for the six-month period were 2.6% for 1998 versus 2.5% for the same six-month period in 1997. The increase was due to the development of new products scheduled for introduction later this year. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products under development, however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1998, over the prior year.*

Other Income-net. Other income includes interest income of $408,000 for the six-month period ended June 30, 1998 versus $320,000 for the comparable period in 1997. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable.

Net Income.     Net income increased $512,000 or 76.4% to $1,182,000 in
the six-month period ended June 30, 1998, from $670,000 for the comparable period in 1997. This increase was due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash used in operating activities during the six-month period ended June 30, 1998 was $397,000. This was the result of $2,254,000 provided by net income, depreciation and amortization and other non-cash charges offset by $2,651,000 of changes in operating assets and liabilities. Cash used in investing activities for the six-month period ended June 30, 1998 was $3,174,000, due primarily to purchases of property and equipment of $643,000 and an increase in short-term investments of $2,669,000, offset by $138,000 of principal payments received on the note receivable. Cash provided by financing activities during the six-month period ended June 30, 1998, was $143,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the six-month period ended June 30, 1998 were $643,000 compared to $1,861,000 for same period in the prior year. The Company plans to expend between $2,000,000 and $2,500,000 for capital equipment for the year ending December 31, 1998.*

The Company believes funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital needs for
the foreseeable future.*   Should the Company require additional funds,
it has available though a major financial institution a $7,000,000 unsecured revolving line of credit at that institution's prime lending rate. During the six-month period ended June 30, 1998, the Company did not directly borrow against this credit facility.

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

        Dependence on Headset Products. More than 50% of the Company's net sales in the first two quarters of 1998 were derived from sales of the Company's proprietary telephone headset products, which have higher gross margins than its other products.  The Company anticipates that these headset products will continue to account for a significant
portion of its net sales and profits in the foreseeable future. *   If
sales of the Company's telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

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

        A substantial portion of Hello Direct's proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc., located in South Korea and the Philippines, Sinoca Enterprises Co. Ltd., located in Taiwan, and Transtech Electronics Pte. Ltd., located in Singapore. Each of these manufacturers is a substantial supplier to the Company, and products manufactured by these manufacturers represented approximately 50% of the Company's net sales in the first two quarters of 1998. The Company has no long-term contracts with such manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships.

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

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future
performance will meet the Company's current expectations.   Investors are
strongly encouraged to review the section herein and in Form 10-K entitled "Factors Affecting Operating Results and Market Price of Company Stock" for a discussion of factors that could affect future performance.


PART II -- OTHER INFORMATION


Items 1 through 3 are not applicable with respect to the current reporting period.

Item 4 - Submission of matters to a vote of security holders

At the Annual Meeting of Stockholders of the Company, held on May 6, 1998, in San Jose, California, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders; ratified and approved an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares of Common Stock reserved for issuance thereunder by 150,000 to a total of 305,000; and ratified the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 31, 1998.

                                                                       Broker
Item                                        For     Against  Abstain  Non-Vote
                                        ----------- -------- -------- --------
Election of Directors
--------------------
  C. Allen Batts                         3,536,172      500     -        -
  John W. Combs                          3,536,172      500     -        -
  E. Alexander Glover                    3,536,172      500     -        -
  Deepak Kamra                           3,536,172      500     -        -
  John B. Mumford                        3,536,172      500     -        -
  William P. Sousa                       3,536,172      500     -        -
  Charles E. Volwiler                    3,536,172      500     -        -

Approve Amendment to 1995 Stock Purchase Plan
---------------------------------------------
                                         3,534,372    1,600      700     -

Approve KPMG Peat Marwick LLP
----------------------------
                                         3,534,972      300    1,400     -




Item 5 - Not applicable.

Item 6. -- Exhibits and Reports on Form 8-K:

a.  Exhibits

10.1 Revolving Line of Credit Note between Hello Direct, Inc. and
Wells Fargo Bank

10.2  Loan Agreement between Hello Direct, Inc. and Wells Fargo
Bank

10.3 Form of Employee Severance Agreement entered into by and between the Company and each of its executive officers

10.4 Form of Stock Option Agreement under the 1995 Stock Plan

27.1  Financial Data Schedule


b.  Reports on Form 8-K.

 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.






SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                                        HELLO DIRECT, INC.
                                                         (Registrant)




July 24, 1998                                    /s/    Raymond E. Nystrom
-------------                                   --------------------------
Date                                               Raymond E. Nystrom
                                                 Chief Financial Officer