Form 10-Q
period 1998-09-30
HELLO DIRECT INC /DE/
filed 1998-10-26
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended September 30, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                               October 23, 1998
          -----                               -------------
Common Stock, Par Value $.001                   5,141,107

HELLO DIRECT, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS



PART I  Financial Information

Item 1. -- Financial Statements

Condensed Balance Sheets as of September 30, 1998 and
December 31, 1997

Condensed Statements of Operations for the Three and Nine
Months Ended September 30, 1998 and 1997

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 1998 and 1997

Notes to Condensed Financial Statements


Item  2. -- Managements Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Impact of the Year 2000 Issue

Additional Factors Affecting Future Performance



Part II  Other Information

Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   September 30,  December 31,
                                                   1998           1997
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $3,286         $5,135
     Short-term investments                               5,711          3,830
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      6,717          5,752
     Inventories                                          5,439          5,137
     Deferred tax assets                                    765            821
     Other current assets                                 1,111          1,771
                                                   -------------  -------------
      Total current assets                               23,029         22,446

Notes receivable                                          4,317          4,542
Property and equipment, net                               5,822          4,819
Long-term deferred tax assets                                 0             25
                                                   -------------  -------------
     Total assets                                       $33,168        $31,832
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $2,385         $3,856
     Accrued expenses                                     1,744          1,319
                                                   -------------  -------------
      Total current liabilities                           4,129          5,175
Non-current liabilities                                     262              0
                                                   -------------  -------------
      Total liabilities                                   4,391          5,175

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          28,319         28,045
     Accumulated deficit                                    898           (948)
     Less treasury stock, at cost                          (445)          (445)
                                                   -------------  -------------
      Total stockholders' equity                         28,777         26,657
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $33,168        $31,832
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                        -------------------  --------- ---------
                                        1998      1997       1998      1997
                                        --------- ---------  --------- ---------
Net sales                                $17,016   $16,727    $51,547   $47,981
Cost of goods sold                         7,791     7,914     23,780    23,309
                                        --------- ---------  --------- ---------
      Gross profit                         9,225     8,813     27,767    24,672

Selling, general and administrative
  expenses                                 7,771     7,816     23,848    22,080
Product development expenses                 547       322      1,449     1,103
                                        --------- ---------  --------- ---------
      Operating income                       907       675      2,470     1,489
Other income - net                           198       177        605       498
                                        --------- ---------  --------- ---------
      Income before income taxes           1,105       852      3,075     1,987
Income taxes                                 441       342      1,229       807
                                        --------- ---------  --------- ---------
      Net income                            $664      $510     $1,846    $1,180
                                        ========= =========  ========= =========

Basic per share amounts:
  Net income                               $0.13     $0.10      $0.36     $0.23
                                        ========= =========  ========= =========
  Weighted average shares outstanding      5,122     5,039      5,106     5,028
                                        ========= =========  ========= =========
Diluted per share amounts:
  Net income                               $0.13     $0.10      $0.36     $0.23
                                        ========= =========  ========= =========
  Weighted average shares outstanding      5,177     5,133      5,199     5,101
                                        ========= =========  ========= =========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                            Nine Months Ended
                                                             September 30,
                                                         ------------------
                                                         1998      1997
                                                         --------  --------
Cash flows from operating activities:
   Net income                                             $1,846    $1,180
   Adjustments to reconcile net income to net cash
   provided (used in) operating activities:
        Depreciation and amortization                      1,237       905
        Deferred income taxes                                186       618
        Deferred rent                                        135         0
        Allowance for returns and doubtful accounts          (38)      125
        Issuance of common stock for services                 15         0
        Changes in items affecting operations:                 0         0
             Trade accounts receivable                      (911)   (1,440)
             Inventories                                    (302)     (493)
             Other current assets                            660    (1,215)
             Accounts payable and accrued expenses        (1,025)    1,441
                                                         --------  --------
        Net cash provided (used) in operating activities   1,803     1,121
                                                         --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                    (2,239)   (2,069)
   Decrease (increase) in investments                     (1,881)    2,289
   Funding of note receivable                                  0    (1,244)
   Payments received on note receivable                      209        88
                                                         --------  --------
        Net cash used in investing activities             (3,911)     (936)
                                                         --------  --------
Cash flows from financing activities:
   Payments on capital lease obligations                       0       (20)
   Sale of common stock, net                                 259       194
                                                         --------  --------
        Net cash provided by financing activities            259       174
                                                         --------  --------
Net decrease in cash and cash equivalents                 (1,849)      359
Cash and cash equivalents at beginning of period           5,135     2,492
                                                         --------  --------
Cash and cash equivalents at end of period                $3,286    $2,851
                                                         ========  ========

           See accompanying notes to condensed financial statements.


HELLO DIRECT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of the management of Hello Direct, Inc. (the Company), the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein.

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

Results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                        Three months ended      Six months ended
                                           September 30,          September 30,
                                         1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
Basic weighted shares outstanding   5,122,000  5,039,000   5,106,000  5,028,000

Common stock options utilizing
  treasury stock method when dilutive  55,000     94,000      93,000     73,000
                                    ---------- ----------  ---------- ----------
Diluted weighted shares outstanding 5,177,000  5,133,000   5,199,000  5,101,000
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

Item 2. -- Managements Discussion and Analysis of Financial
Condition and Results of Operations.

This Managements Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended December 31, 1997 (the Form 10-K). The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997

Net Sales. Net sales reflect total sales less a provision for returns. Net sales increased $289,000 or 1.7% to $17,016,000 in the three-month period ended September 30, 1998, from $16,727,000 for the comparable period in 1997. This increase was primarily attributable to an increase in sales generated by the Company's corporate (outbound) telemarketing group and an increase in the average order size, to $266 from $250 despite an 8.9% reduction in the number of catalogs mailed, to
7.2 million from 7.9 million.

Gross Profit.   Gross profit increased $412,000 or 4.7% to
$9,225,000 in the three-month period ended September 30, 1998, from $8,813,000 for the comparable period in 1997. The gross margin for the three-month period was 54.2% for 1998 versus 52.7% for 1997. This increase in gross margin was primarily the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $45,000 or 0.6% to $7,771,000 in the three-month period ended September 30, 1998, from $7,816,000 for the comparable period in 1997. This decrease was primarily the result of the 8.9% reduction in catalog mailings discussed above. As a percentage of net sales, these expenses for the three-month period decreased to 45.7% in 1998 as compared to 46.7% for the same three-month period in 1997. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses. Product development expenses increased $225,000 or 69.9% to $547,000 for the three-month period ended September 30, 1998, from $322,000 for the comparable period in 1997. As a percentage of net sales, these expenses for the three-month period were 3.2% for 1998 versus 1.9% for the same three-month period in 1997. This increase was primarily due to a ramp up of product development efforts for new products to be introduced later this year. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products under development, however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1998, over the prior year.*

Other Income-net. Other income includes interest income of $194,000 for the three-month period ended September 30, 1998 versus $169,000 for the comparable period in 1997. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable.

Net Income. Net income increased $154,000 or 30.2% to $664,000 in the three-month period ended September 30, 1998, from $510,000 for the comparable period in 1997. This increase was primarily due to the reasons discussed above.


Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

Net Sales.  Net sales increased $3,566,000 or 7.4% to
$51,547,000 in the nine-month period ended September 30, 1998, from $47,981,000 for the comparable period in 1997.

 Gross Profit. Gross profit increased $3,095,000 or 12.5% to $27,767,000 in the nine-month period ended September 30, 1998, from $24,672,000 for the comparable period in 1997. The gross margin for the nine-month period was 53.9% for 1998 versus 51.4% for 1997. This increase in gross margin was primarily the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,768,000 or 8.0% to $23,848,000 in the nine-month period ended September 30, 1998, from $22,080,000 for the comparable period in 1997. This dollar increase was primarily the result of planned headcount additions to the Company's corporate (outbound) telemarketing group, administrative management group, product management team, customer care activities and consulting costs, partially offset by a reduction in the number of catalogs mailed in the third quarter. As a percentage of net sales, these expenses for the nine-month period increased to 46.3% in 1998 as compared to 46.0% for the same nine-month period in 1997. A significant portion of the Company's selling, general and administrative expenses are related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses. Product development expenses increased $346,000 or 31.4% to $1,449,000 for the nine-month period ended September 30, 1998, from $1,103,000 for the comparable period in 1997. As a percentage of net sales, these expenses for the nine-month period were 2.8% for 1998 versus 2.3% for the same nine-month period in 1997. The increase was primarily due to the development of new products scheduled for introduction later this year. It is anticipated these expenses will fluctuate from time to time based upon the number and character of the products under development, however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1998, over the prior year.*

Other Income-net. Other income includes interest income of $602,000 for the nine-month period ended September 30, 1998 versus $488,000 for the comparable period in 1997. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable.

 Net income. Net income increased $666,000 or 56.4% to $1,846,000 in the nine-month period ended September 30, 1998, from $1,180,000 for the comparable period in 1997. This increase was primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities during the nine-month period ended September 30, 1998 was $1,803,000. This was the result of $3,381,000 provided by net income, depreciation and amortization and other non-cash charges offset by $1,578,000 of changes in operating assets and liabilities. Cash used in investing activities for the nine-month period ended September 30, 1998 was $3,911,000, due primarily to purchases of property and equipment of $2,239,000 and an increase in short-term investments of $1,881,000, offset by $209,000 of principal payments received on the note receivable. Cash provided by financing activities during the nine-month period ended September 30, 1998, was $259,000, relating primarily to the issuance of common stock pursuant to the Company's employee stock purchase plan.

Additions to equipment during the nine-month period ended September 30, 1998 were $2,239,000 compared to $2,069,000 for same period in the prior year. The Company plans to expend between $2,500,000 and $2,800,000 for capital equipment for the year ending December 31, 1998.*

The Company may use a portion of its available cash or short-term investments to repurchase shares pursuant to a stock repurchase program. On October 7, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time, subject to market conditions. The number of shares of Common Stock actually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to finance its working capital needs for the foreseeable future.* Should the Company require additional funds, it has available though a major financial institution a $7,000,000 unsecured revolving line of credit at that institutions prime lending rate.
During the nine-month period ended September 30, 1998, the Company did not directly borrow against this credit facility.

Impact of the Year 2000 Issue

The year 2000 issue results from computer programs written using a two-digit date field rather than four to define the applicable year. Certain computer programs utilizing a two-digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

The Company's internal information systems include all hardware and software used in its computer and phone systems. The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment review was broken down between information systems scheduled for replacement before the year 2000 as a part of the Company's ongoing technology review and assessment process and information systems that have not been scheduled for replacement. In connection with the assessment of information systems scheduled for replacement, the Company has confirmed the hardware and software replacing existing hardware and software is Year 2000 compliant. The information systems scheduled for replacement are approximately 65% complete and are anticipated to be complete no later than the second quarter of 1999. However, if the information systems currently scheduled for replacement are not replaced or are not properly modified, the Year 2000 issue could have a material effect on the on the operations of the Company by impairing the Company's ability to process transactions, send invoices and engage in normal business activities.*

In connection with systems not scheduled for replacement, the Company has performed a complete accounting of these systems, contacted vendors and documented its findings. The findings indicate that although some information systems not scheduled for replacement are not compliant, the cost of replacing or upgrading those systems will not have a material effect on the operations of the Company and will be funded through operating cash flows.

In addition, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from its vendors, but there are no guarantees these third party systems will be compliant and in the event of non-compliance would not have a material effect on the operations of the Company. For example, if some of the Company's product vendors are not Year 2000 compliant it could impact the Company's ability to timely obtain products from those vendors.

The Company has evaluated its exposure to contingencies related to the Year 2000 issues for products it has sold. Although the Company believes that its products do not directly contain specific calendar year functions, it is possible customers may use the Company's products in conjunction with systems that may perform non-compliant year 2000 date computations. Accordingly, there is a risk of litigation associated with the possible use of the Company's products by customers, including all the risks, costs and uncertainties associated with litigation.*

The Company believes its exposure to the Year 2000 issue will come mainly from third parties, either the result of these parties not being prepared or other parties these third parties rely upon not being prepared. Although there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical internal Year 2000 issues will be resolved as scheduled.*

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS AND MARKET
PRICE OF STOCK

Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

Future Operating Results Uncertain. The Company has grown rapidly and achieved profitability in the past five years as a result of an increase in catalog mailings, strong growth in the number of active customers and the success of its product offering, particularly of its proprietary headset products. There can be no assurance that the Company will maintain profitability on a quarterly or annual basis or continue to increase its net sales. Continued growth in the Company's net sales will depend on, among other things, the Company's ability to increase sales to existing customers, grow its customer base and expand its product offering. The Company's operating results could be materially adversely affected if the Company were to experience lower than anticipated catalog response rates from existing and prospective customers, higher than anticipated product return rates or higher than anticipated increases in paper and postal costs. There can be no assurance that the Company will continue to achieve growth in net sales or that such growth will offset increases in operating expenses. Operating results could also be materially adversely affected by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Dependence on Headset Products. More than 50% of the Company's net sales in the first three quarters of 1998 were derived from sales of the Company's proprietary telephone headset products, which have higher gross margins than its other products. The Company anticipates that these headset products will continue to account for a significant portion of its net sales and profits in the foreseeable future.* If sales of the Company's telephone headset products were to decline significantly for any reason, or the gross margins on such products were to decrease significantly for any reason, including competitive pressures or technological obsolescence, the Company's operating results would be materially adversely affected.

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

A substantial portion of Hello Directs proprietary products are manufactured to its specifications by Seo Won K-Tec, Inc., located in South Korea and the Philippines, Sinoca Enterprises Co. Ltd., located in Taiwan, and Transtech Electronics Pte. Ltd., located in Singapore. Each of these manufacturers is a substantial supplier to the Company, and products manufactured by these manufacturers represented approximately 50% of the Company's net sales in the first three quarters of 1998. The Company has no long-term contracts with such manufacturing sources and competes with other companies for production facilities. Although the Company believes that it has established close relationships with these foreign manufacturing sources, the Company's future success will depend in large measure upon its ability to maintain such relationships.

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

Increase in Costs of Catalog Mailing, Paper and Printing. Increases in postal rates and paper and printing costs increase the cost of the Company's catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could have a material adverse impact on the Company's financial position and results of operations to the extent that the Company is unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing and delivery systems. See Managements Discussion and Analysis of Financial Condition and Results of Operations.

Risks Associated with Managing a Growing Business. The Company has experienced significant growth in its operations that has placed significant demands on the Company's administrative, operational and financial resources. The growth in the Company's customer base and changes in its product offering have placed, and are expected to continue to place, a significant strain on the Company's management and operations, including on its product development, customer service and finance and administration staffs. The Company's future performance will depend in part on its ability to successfully implement enhancements to its management information systems and to adapt those systems, as necessary, to respond to changes in its business. The inability of the Company to successfully integrate and train new hires could have a material adverse effect on the Company's business or results of operations. The failure of the Company's management to respond to and manage changing business conditions could materially adversely affect the Company's business or financial condition and results of operations. See Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

State Sales Tax Collection. The Company presently collects retail occupation tax, commonly referred to as sales tax, or other similar tax, only on sales of products to residents of the State of California. Several states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to those states residents.
The United States Supreme Court has held that it is unconstitutional for a state to impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and whose subsequent delivery of purchased goods is by United States mail or interstate common carriers. In the event of a change in present law, the imposition of a tax collection obligation on the Company by states into which it ships products may result in additional administrative expenses to the Company and price increases to the customer, which could adversely affect the Company's operating results.

Government Regulation of Mailing Lists. The Company seeks to expand its in-house list of customers and potential customers (House List) by continually renting appropriate mailing lists and sending its catalogs to prospects obtained from these lists. In the event that the federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company's ability to enhance and expand its House List could be adversely affected. In such event, the Company could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to Hello Directs mailing lists.

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


* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section herein and in Form 10-K entitled Factors Affecting Operating Results and Market Price of Company Stock for a discussion of factors that could affect future performance.



PART II -- OTHER INFORMATION


Items 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

a.  Exhibits

27.1  Financial Data Schedule


b.  Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended
September 30, 1998.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                  HELLO DIRECT, INC.
                                    (Registrant)




October 23, 1998               /s/  Raymond E. Nystrom
----------------               ------------------------
Date                                Raymond E. Nystrom
                                  Chief Financial Officer