Form 10-K
period 1998-12-31
HELLO DIRECT INC /DE/
filed 1999-03-29
CIK 937265

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

                  For the fiscal year ended December 31, 1998

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

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price at March 1, 1999 was approximately $34,140,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding at March 1, 1999 was 5,209,360.

Documents Incorporated By Reference

1. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 28, 1999 are incorporated by reference into Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.


================================================================================

                              HELLO DIRECT, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                    PART I
Item  1.      Business
              Factors Affecting Operating Results and Market Price of Stock
Item  2.      Properties
Item  3.      Legal Proceedings
Item  4.      Submission of Matters to a Vote of Security Holders


                                    PART II

Item  5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters
Item  6.      Selected Financial Data
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations
Item  8.      Financial Statements and Supplementary Data
Item  9.      Changes in and Disagreements with Accountants on
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

The Company is a leading developer and direct marketer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company's primary marketing channels to its customers are direct mail solicitation through catalogs, outbound telemarketing and the Internet. During 1998, the Company distributed 28.0 million catalogs and processed 315,000 orders from customers.

Products

The Company sells telecommunications products that are divided into two main categories: Hello Direct Proprietary products, which amounted to approximately 56% of net sales in 1998 and National Branded products, which accounted for the remaining 44% of net sales.

Hello Direct Proprietary Products The Company's proprietary product offerings include approximately 80 SKUs of commercial-grade headset products including corded headset tops, amplifiers, cordless headset systems, and a variety of related accessories. The Company's exclusive headset brands include Ultralight?, Solo?, Executive?, Cordless?, and Office Rover?. Headsets are offered in multiple variants to address user preferences for features, price, fit, and feel. Headset products have been a key Hello Direct product category since 1988. Hello Direct introduced the first commercial-grade wireless telephone headset by incorporating 900-Megahertz technology, which provided the wireless headset with greater range and sound clarity than earlier technology. Since then, the Company has released a series of innovations to its corded and cordless headset product offerings. The Company has also expanded its proprietary product offering to include an equipment-equipment interface solution - the LineSteinTM Digital Adapter, a revolutionary self-learning analog-to-digital phone line adapter introduced in 1998. The LineStein Digital Adapter solves the problem of incompatibility of telephone systems with much of the peripheral equipment that can be connected to them. In addition, the Company introduced the Ultralight? EX telephone headset in 1998, which incorporates the latest in lightweight ergonomic design to achieve the highest possible level of comfort in a headband-style headset. For a discussion of the risks related to the Company's dependence on headset products, see "Factors Affecting Operating Results and Market Price of Stock-We Depend on Headset Products." For a discussion of the risks related to the Company's need to develop new products, see "Factors Affecting Operating Results and Market Price of Stock-We Need to Develop New Products Successfully."

National Branded Products Hello Direct's nationally branded product line includes selected telephones, small business telephone systems (under 16 stations), audio and video conferencing equipment, wireless telephones, telephone accessories, amplification products and office communications accessories. Leading brand names include AT&T, Nortel Networks, Panasonic, Uniden, Vtech, Nextel and Polycom.

Development of Proprietary Products

A key element of the Company's business strategy is to develop and introduce innovative proprietary products. In addition to strengthening the product offering, increasing sales and providing higher gross margins, the Company believes offering proprietary products enhances awareness of the Hello Direct brand name. The Company's product development team generates new product specifications and manages the development process. Hello Direct works with third parties for most engineering and design and for all manufacturing.

The Company relies upon customer feedback and input as a primary source of new product ideas and enhancements to current products. The Company developed its wireless headset as a result of customer requests and has continued to enhance this product, in response to customer feedback. Similarly, based on customer feedback regarding existing corded headsets, the Company has developed a proprietary family of corded headsets that addresses specific customer preferences for features, price, comfort, fit and feel. In addition to individual customer contacts, Hello Direct regularly conducts target customer surveys and focus groups to solicit customer feedback and generate product development ideas. The Company also obtains product development ideas from trade shows, industry journals and suppliers.

Hello Direct concentrates its proprietary product development in two critical interface areas: the human-equipment interface and the equipment-equipment interface. Hello Direct's human-equipment interface leadership is well known and respected. Through advancements in design and engineering, Hello Direct headsets and amplifiers have continually been leaders in comfort, ease of use and sound quality. It has been estimated that less than 5% of office workers in the United States use telephone headsets. This percentage is expected to grow for two reasons: first, a headset frees both hands to operate computer and fax equipment, take notes, etc.; and second, headsets result in less neck strain than cradling traditional handsets between neck and shoulder. The next technological wave in human-equipment interface will involve "voice recognition" by computers and other devices, and Hello Direct has begun to explore ways the most recent advancements in this field may be adapted to its proprietary products. *

Providing solutions for equipment-equipment interface issues is less well understood, but just as important for Hello Direct customers. The integration of telephony products such as headsets, teleconferencing units and modems with business telephone systems is a source of significant confusion and frustration for end users and installers. Unless properly configured, analog telephony products are incompatible with digital phone systems such as PBXs. The problem is compounded as other technologies, including computer, fax and video, rely on connectivity with telephone systems. For a discussion of the risks related to new products and product enhancements, see "Factors Affecting Operating Results and Market Price of Stock-We Need to Develop New Products Successfully."

As part of its development process, the Company has entered, and expects to continue to enter, into development agreements whereby the Company will pay all or a portion of product development costs, license technology and make royalty payments based on product sales.* The Company's product development expenses were $2,036,000, $1,592,000, and $1,598,000, in 1998, 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LearnItTM   Telephone accessories such as headsets and external
speakerphones typically access networks through the handset jack. Since each manufacturer uses different interface protocols, suppliers have had to provide telephone-specific accessories or, like the Company, universal accessories which users must manually configure. The problem has been exacerbated by the proliferation of proprietary telephone systems and accessories. During 1993, the Company began development of LearnIt, which uses two custom integrated circuits to interface automatically with the protocols of a particular unit and thereby eliminate the need for manual adjustments. LearnIt, which was initially incorporated into its headset products, improves product performance by enhancing sound quality and makes products more user-friendly by simplifying the installation process. LearnIt technology can also be used to provide access through the telephone handset jack to other communications products such as teleconferencing units, facsimiles and modems. The SuperProTM headset amplifier and the LineStein universal adapter incorporate Hello Direct's patent-pending LearnIt chip, which eliminates the need for customers to reconfigure DIP switches manually each time their telephone equipment must be interfaced with other telephone systems. Instead, LearnIt "learns" the protocol of the other equipment and automatically configures the interface to ensure optimum voice and data transmission quality.

Sales, Marketing and Customer Service

  Inbound Sales

The Company relies primarily on promotional materials delivered by mail to its customers and rented lists of prospective customers to market its products. The Company's promotional materials contain information on how to place an order with the Company by phone, Internet, fax or mail.

The Company believes that prompt and courteous sales assistance and customer service are critical in encouraging customers to make repeat purchases from Hello Direct. The objective of the Company's inbound sales organization, which is responsible for inbound sales, technical support, customer service and all sales-related order processing functions, is to provide excellent sales assistance and customer service. The Company currently has approximately 75 people in this organization.

The Hello Direct catalog, the Company's primary sales tool, is a direct-response catalog designed to provide all the information necessary for a customer to purchase any of the Company's telecommunications products. The catalog includes product descriptions, full-color photographs, product specifications and prices as well as information concerning the use and applications of telecommunications products. It has an end-user orientation and is designed to appeal to both technical and non-technical users. The product copy follows the generally accepted direct response principles of presenting user benefits, explaining product features and soliciting orders. The catalog also features a complete easy-to-use index and "Fast Facts," a service by which the Company will fax its customers detailed information on specific products offered in the catalog.

In 1998, the Company's catalogs ranged from 60 to 64 pages each. The Company distributed 28.0 million catalogs during 1998, a decrease of 1.8% from the 28.5 million catalogs distributed in 1997. The Company publishes four editions of its catalog annually. Each edition is produced in at least four versions, featuring different covers and updated product offerings. The Company's customers receive up to 12 catalogs per year.

The Company's full-color catalogs are produced in-house on advanced desk-top publishing equipment ("DTP"). Substantially all of the text, graphics and photos used in the catalog are completely digitized. Use of DTP equipment for page production has provided the Company with significant flexibility, speed and cost savings over traditional catalog production methods.

  Outbound Telemarketing

The Company maintains a comprehensive database of customers' purchasing history which is used by the direct marketing group to identify both high-volume and potential high-volume customers and to target special promotions and product offerings. Representatives from the corporate accounts sales force (outbound telemarketing) cultivate customers targeted through this program and provide them with a specific representative to serve their individual needs. The Company currently has approximately 40 people in this organization, which includes both the corporate account sales associates as well as administrative assistants to identify potential target customers.

The Company's outbound telemarketing efforts target corporate accounts with a focus on the small-to-medium-sized call center environments. The Company believes this is a rapidly growing market segment which typically purchases higher-margin products in larger order sizes and does significant repeat business. The Company believes its focused outbound telemarketing efforts represent a cost effective and complementary sales channel to its catalog. Outbound telemarketing sales grew substantially in 1998 and now contribute nearly one-third of the Company's total revenue.

  Internet

The Company offers its full catalog product offering on the Internet at its web site www.hellodirect.com. The revenue generated from the Internet is currently about 5% of net sales, and both order volume and average order value are increasing.* The Company has been selling over the Internet since 1994, and its Internet site has won numerous awards from the direct marketing industry. The Internet seamlessly complements the Company's catalog and outbound telemarketing efforts and has been a very successful sales channel. The Company anticipates that the rate of growth of its Internet sales channel will continue to exceed that of its other sales channels in 1999.*

Procurement

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

A substantial portion of the Company's purchases of brand-name and private-label products are concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for almost every third-party product it carries. Sales of brand-name products represented approximately 44% of net sales in 1998. The failure of an existing significant supplier to provide products would materially adversely affect the Company's operating results until the Company could develop an alternate source of supply or an alternate product. Certain vendors provide advertising allowances to the Company to promote sales of their products. In addition, the Company typically receives price protection for on-hand inventory should a vendor subsequently lower product prices. Under most of the Company's purchase agreements, the Company can return unsold inventory to its suppliers.

All of the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality assurance before such contractor is selected by the Company to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet its manufacturing requirements.* For a discussion of the risks related to its reliance on manufacturers, see "Factors Affecting Operating Results and Market Price of Stock-We Depend on Limited Source Suppliers and Foreign Manufacturing."

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

Management Information and Call Processing Systems

Hello Direct is committed to using a high level of information and communications systems to manage all aspects of its business. The Company currently uses a Hewlett-Packard 3000 Model 928 to support sales, marketing, procurement, accounting and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of networked personal computers, which facilitates data sharing and provides an automated office environment. The Company has purchased new sales and customer interaction software and is currently working with the vendor to customize and increase the functionality of the software. For a discussion of the impact of the year 2000 issue, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue."

The Company uses an Aspect 200-R Automated Call Distributor, which includes a fully redundant hardware and software platform and desktop software tools to provide each supervisor with accurate call management information. Future enhancements will include the Aspect Agility Interactive Voice Response, which will enable automated responses to customer requests, and computer-telephony integration.*

The Company's success is in part dependent on the accuracy and proper utilization of its management information systems and call processing systems. These investments are intended to continue to improve the Company's customer care capabilities and the Company's customer information database.*

Competition

The market for customer-premise telecommunications products is highly competitive. The Company competes with a variety of traditional dealers, distributors and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the functions, performance, price and reliability of the products offered by the Company and its competitors and the effectiveness of the marketing efforts of the Company and its competitors. Certain competitors of the Company have greater financial, technical, sales and marketing and other resources than the Company. There can be no assurance that the Company will compete effectively against existing competitors or new competitors that may enter the market. In addition, while the Company currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end-users via catalog, outbound telemarketing and the Internet, there can be no assurance that the Company will be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that the Company may enter or that may be developed for telecommunications products for such customers. See "Factors Affecting Operating Results and Market Price of Stock - Our Business is Highly Competitive."

Sales of the Company's proprietary commercial-grade headset products accounted for more than 50% of the Company's total net sales for 1998. Hello Direct faces competition in this product category from a variety of sources. The Company believes Plantronics, Inc. is the leading manufacturer of telephone headset products, but only in limited circumstances do they sell directly to end users. In traditional telecommunications sales channels, such as distributors and telephone systems dealers, headset products are generally sold as "add-on sales" in connection with other purchases. The Company believes specialized headset product distributors such as Communitech and GBH Distributors generally focus their sales efforts on fulfilling existing demand from traditional high-volume headset users, such as large call centers, and devote little or no resources to marketing to small and medium-sized businesses. Hello Direct, through its outbound telemarketing efforts, markets to these relatively under-served small and medium-sized businesses. Certain office and computer products dealers also sell headset products which are primarily lower quality consumer-grade.

Telecom and cellular products are sold through a wide variety of channels ranging from large discount chains and mass merchandisers to specialized catalog operations. Hello Direct faces strong competition in this area and has responded by focusing its efforts on providing strong customer service and product support and by focusing on a selection of superior, high-quality, value-added national brand products that may be difficult to find elsewhere or are sufficiently early in their product life cycles to appeal to customers seeking innovative telecommunications solutions. This product category is comprised primarily of brand-name products which are widely available through alternate suppliers. The Company competes with such suppliers on the basis of features and price; however, because the Company limits its branded product offering to innovative and high quality value-added products, the Company does not compete for commodity sales.

In the call-processing product category, Hello Direct faces competition primarily from dealers of specialty systems which sell telephone systems using direct sales forces. Such dealers, however, generally focus their resources on call-processing systems and products in the $5,000 and over price range. In contrast, Hello Direct is a direct marketer of commercial-grade telecommunications products selling for under $5,000. While certain retail stores sell lower-priced processing systems and accessories, selection and support in such retail outlets is minimal.

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

There are currently no pending material claims that the Company's products, trademarks or other proprietary rights significantly infringe the proprietary rights of third parties. In the event of litigation and an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected. See "Factors Affecting Operating Results and Market Price of Stock - We Face Risks Associated with Intellectual Property Rights."

Personnel

The Company had 224 full-time employees at March 1, 1999. The Company sponsors a number of employee benefit plans including medical/dental insurance plans, life and long-term disability insurance plans, flexible spending accounts, an employee stock purchase plan, a 401(k) salary deferral plan, and an employee profit-sharing plan. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Executive Officers of the Company


Name of Executive Officer      Age      Positions with the Company
-------------------------      ---      --------------------------
E. Alexander Glover             55  President, Chief Executive Officer
                                     and Director
Ronald J. Becht, Jr.            43  Vice President of Product Marketing
Ruth Grouell                    52  Vice President of Organizational
                                     Development
Dennis P. Waldera               50  Vice President of Direct Marketing
Dean Witter III                 52  Chief Financial Officer and
                                     Secretary
Michael Young                   48  Vice President and Chief Information
                                     Officer


The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Biographical information for the executive officers follows:

E. Alexander Glover joined the Company in 1995. From 1983 to 1994, Mr. Glover was Senior Vice President, Marketing and R&D for Kransco Group Companies ("Kransco"), a toy and sporting goods company. Mr. Glover was also a member of the Corporate Executive Committee at Kransco. From 1969 to 1983, Mr. Glover progressed through various senior marketing management positions with Procter & Gamble Co., in its Paper and Packaged Soap/Detergent Divisions. Mr. Glover holds a B.A. from Harvard and an M.B.A. from Stanford University.

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

Ruth Grouell joined the Company in 1998. From 1995 to 1997, she was Director of Human Resources for Geron Corporation, a biotech company. From 1993 to 1995, she managed the training and development department for Syntex Pharmaceuticals. From 1988 to 1991, she led efforts to re-engineer business processes at Ford Aerospace. Earlier, she was an organizational development consultant for the US Army in Europe. Ms. Grouell holds a B.A. in English from the University of Iowa and a M.S. in Counseling from San Diego State University.

Dennis P. Waldera joined the Company in 1996. From 1983 through early 1996, Mr. Waldera held various positions, lastly Executive Vice President, Managing Director, with Clarion Marketing and Communications, one of the largest marketing consulting, sales promotion, and direct marketing services firms in the United States. He was also a member of Clarion's Management Committee and Board of Directors. From 1978 through 1982, Mr. Waldera was a Vice President of Glendinning Associates, a marketing, promotion and sales consulting company. Mr. Waldera began his career at Procter & Gamble Co. where from 1972 to 1978 he progressed through various marketing management positions in the Paper Products Division. Mr. Waldera holds a B.B.A. from the University of Wisconsin and an M.B.A. degree from Northwestern University.

Dean ("Kip") Witter III was appointed interim Chief Financial Officer and Secretary of the Company in February 1999. Mr. Witter is a senior consultant in The Brenner Group LLC, an interim management and financial advisory services firm. He had previously served as acting CFO for Telcontar, GenOA Corporation, and BusinessBots, Inc., before which he was a principal in two start-ups. From 1976 until 1989 Mr. Witter worked at Amdahl Corporation, where he rose to the position of Vice President and Treasurer. Mr. Witter holds a B.A. from Harvard and an M.B.A. from Stanford University.

Michael Young joined the Company in 1998. From 1994 to 1998, he was Chief Operating Officer for Odwalla, Inc., a leading retailer of fresh
squeezed juices.   From 1991 to 1994, he served as Vice President of
Strategic Information Systems at Kransco Group, the largest privately-held toy and sporting goods firm in the U.S. From 1978 to 1991, he held various information systems positions with Colgate-Palmolive Company.

Factors Affecting Operating Results and Market Price of Stock

Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

  Our Future Operating Results are Uncertain.

We have grown rapidly and achieved profitability as a result of a substantial increase in catalog mailings, strong growth in the number of active customers and the success of our product offering, particularly of our proprietary headset products. We may not be able to maintain profitability on a quarterly or annual basis or continue to increase our net sales. Our net sales will continue to grow only if we are able to, among other things, increase sales to existing customers, grow our customer base and expand our product offering. Our operating results could be harmed if we were to experience lower than anticipated catalog response rates from existing and prospective customers, higher than anticipated product return rates or higher than anticipated increases in paper and postal costs. We may not be able to continue to achieve growth in net sales, and any such growth may not offset increases in operating expenses. Our operating results could also be harmed by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Quarterly Operating Results are Likely to Fluctuate.

We have experienced and will experience quarterly variations in net sales and net income as a result of many factors, including the following:

- the number and timing of catalog mailings,
- catalog response rates,
- product mix,
- the level of selling, general and administrative expenses,
- the timing and level of product development expenses, and
- the timing and success of our and our competitors' new product introductions.

We plan our operating expenditures based on sales forecasts. If our net sales are below our expectations in any given quarter, our operating results will suffer. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely suffer.

  We Need to Develop New Products Successfully.

The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. We believe our current and future success will depend on our ability to identify, develop or source and successfully introduce and market, in a timely manner, enhancements to our existing products and new products that respond effectively to technological change. To accomplish this, we intend to consult with our direct customer contacts and use our product development capabilities. We have experienced delays in the past in introducing certain of our products and could encounter similar technical difficulties in the future that could result in delayed product introductions or expensive recalls. We may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, if we are able to develop or source any products, these products may not gain market acceptance.

  We Depend on Headset Products.

We derived more than 50% of our net sales in 1998 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. * If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

  We Rely on Sole or Limited Source Suppliers and Foreign Manufacturing.

A relatively small number of manufacturers produce a substantial portion of our proprietary products. Only three sources manufacture most of these products, including all of our headset products. To date, we have been able to obtain adequate supplies of these products, although on occasion we have incurred additional delivery costs to air ship products to obtain inventory in a timely manner. If we are unable in the future to obtain sufficient quantities of sole or limited source products, or to develop alternative sources, shortages of such products would occur. This would harm our net sales and operating results.

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines; Sinoca Enterprises Co. Ltd., located in Taiwan; Tru-Tech Electronics, located in Malaysia; and Transtech Electronics Pte. Ltd., located in Singapore, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products manufactured by these manufacturers represented more than 50% of our net sales in 1998. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

In addition, we face a number of risks inherent in doing business in international markets, including, among others:

- unexpected changes in regulatory requirements,
- potentially adverse tax consequences,
- tariffs and other trade barriers,
- fluctuations in currency exchange rates,
- political unrest,
- disruptions or delays in shipments, and
- changes in economic conditions in countries in which our manufacturing sources are located.

We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, our business and operating results could suffer.

  Our Business is Highly Competitive.

The market for customer premise telecommunications products is highly competitive. We compete with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could harm our ability to compete, including:

- the functions, performance, price and reliability of the products offered by us and our competitors,
- the timing and success of our and our competitors' new product development efforts, and
- the effectiveness of our and our competitors' marketing efforts.

Certain of our competitors have greater financial, technical, sales and marketing and other resources than we have. We may not be able to compete effectively against existing competitors or against new competitors that may enter the market. In addition, while we currently do not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end-users via catalog, outbound telemarketing and the Internet, we may not be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that we may enter or that may be developed for the sale of telecommunications products. See "Business - Competition."

  Potential Acquisitions Involve Risks.

We have acquired complementary technologies or businesses in the past and may or may not do so in the future. Future acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could harm our results of operations or stock price. Acquisitions involve numerous risks, including:

- difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company,
- diverting management's attention from other business concerns,
- impairing relationships with our customers,
- being unable to maintain uniform standards, controls, procedures and policies,
- entering markets in which we have no direct prior experience, and
- losing key employees of the acquired company.

In January 1999, we acquired PhoneZone.com, Inc., an Internet publisher of a buyer's guide covering telecommunications and networking products and services. As a result of this acquisition, we entered into employment contracts with three key employees. We may not be able to successfully integrate the business and personnel we acquired from PhoneZone.com or any other businesses, technologies or personnel that we acquire in the future.

  Our Internet Sales Rely on the Continued Growth In Electronic Commerce and Internet Infrastructure Development.

Sales of telecommunications products using the Internet do not currently represent a significant portion of overall telecommunications products sales. However, our future growth may depend on the growing use and acceptance of the Internet as an effective medium of commerce by end users. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. We will be able to achieve increased sales over the Internet only if purchasers of telecommunications products who have historically used traditional means of commerce to purchase these products view the Internet as a preferred alternative. If our Internet efforts are to be successful, these purchasers must accept and use the Internet as a means of purchasing telecommunications products, and we cannot predict the rate at which purchasers will do so.

The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased governmental regulation could also have a similar effect. In addition, growth in Internet usage that is not matched by comparable growth in the infrastructure supporting Internet usage could result in slower response times or adversely affect usage of the Internet.

  Costs of Catalog Mailing, Paper and Printing May Increase.

Increases in postal rates and paper and printing costs increase the cost of our catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm our financial position and results of operations to the extent that we are unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing and delivery systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We Face Risks Associated with Managing a Growing Business.

We have experienced significant growth in our operations that has placed significant demands on our administrative, operational and financial resources. The growth in our customer base and changes in our product offering have placed, and we expect will continue to place, a significant strain on our management and operations, including on our product development, sales, customer service and finance and administration staffs. Our future performance will depend in part on our ability to successfully implement enhancements to our management information systems and to adapt those systems, as necessary, to respond to changes in our business. If we are unable to successfully integrate and train new hires, or if we are unable to respond to and manage changing business conditions, our business could suffer.

  We Rely on a Single Facility.

We house our telemarketing, customer service and distribution functions in a single facility in San Jose, California. We have taken precautions to protect ourselves from events that could interrupt order fulfillment and customer service, such as storing computer backup data offsite and implementing backup power sources. Notwithstanding these precautions, a fire, flood, earthquake or other disaster affecting our facility may disable these functions. Any significant damage to this facility would harm our business.

  We Rely on Key Personnel.

Our future success depends to a significant extent on the efforts of our key management personnel. The loss of the services of any of these individuals could harm our business. Competition for employees with technical, management, sales, customer service and other skills is intense. Our failure to retain and attract additional qualified employees could harm our business.

  We Face Risks Relating to State Sales Tax Collection.

We presently collect retail occupation tax, commonly referred to as sales tax, or other similar tax, only on sales of products to residents of the State of California. Several states have sought to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to residents of those states. The United States Supreme Court has held that it is unconstitutional for a state to impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and whose subsequent delivery of purchased goods is by United States mail or interstate common carriers. In the event of a change in present law, which we have no reason to expect, the imposition of a tax collection obligation on us by states into which we ship products may result in additional administrative expenses to us and price increases to the customer, which could harm our business.

  We Face Government Regulations Relating to Mailing Lists.

We are seeking to expand our in-house list of customers and potential customers by continually renting appropriate mailing lists and sending our catalogs to prospects obtained from these lists. In the event that the federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we may be unable to enhance and expand our customer list. In such event, we could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists.

  We Face Risks Associated With Intellectual Property Rights.

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect our proprietary rights in our products. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may possibly copy or otherwise obtain and use our products or technology independently.
In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

No material claims are currently pending regarding the infringement of the proprietary rights of third parties by our products, trademarks or other proprietary rights. However, we may receive, in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. We may not be able to obtain a license for the disputed third-party technology on reasonable commercial terms or at all. If someone asserts a successful claim against us and we are unable to develop or license a substitute technology, our business would suffer.

  We May Face Product Liability Claims.

Our sale of proprietary and other products entails the risk of product liability claims, although we have not experienced any material claims to date. While we believe that our product liability insurance coverage is currently adequate, this coverage is limited. We may be unable to maintain this insurance in the future at a reasonable cost or in amounts sufficient to protect us against losses due to liability. A successful product liability claim brought against us in excess of present insurance coverage could harm our business.

  Our Stock Price is Volatile.

The market price of our common stock has been volatile and may be significantly affected by a number of factors, including:

- actual or anticipated fluctuations in our operating results,
- announcements of technological innovations or new products by us or our competitors,
- developments with respect to intellectual property and proprietary rights,
- conditions and trends in the telecommunications and telephone headset industries,
- changes in earnings estimates or recommendations by securities analysts, and
- general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of emerging growth companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also harm the market price of our Common Stock.

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

Item 2.   Properties

The Company leases a 76,800 square foot facility in San Jose, California under a 15-year lease, expiring December 31, 2011. All operations including sales, technical support, marketing, engineering, distribution, warehousing and administration are located in this facility. The Company anticipates this facility will meet its growth needs for the foreseeable future.* See "Factors Affecting Operating Results and Market Price of Stock - We Rely on a Single Facility."

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

                                              High     Low

1997:
First quarter ended March 31, 1997            $5.88   $4.75
Second quarter ended June 30, 1997             7.00    5.13
Third quarter ended September 30, 1997         7.25    5.63
Fourth quarter ended December 31, 1997         8.13    5.88


1998:
First quarter ended March 31, 1998            $9.25   $6.06
Second quarter ended June 30, 1998            12.06    5.63
Third quarter ended September 30, 1998         9.25    4.56
Fourth quarter ended December 31, 1998        10.06    4.25


At March 1, 1999, the Company had 76 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at March 1, 1999, to be 3,600.

The market price of the Company's Common Stock has been volatile. For a discussion of the factors affecting the Company's stock price, see "Factors Affecting Operating Results and Market Price of Stock-Our Stock Price is Volatile."

The Company has not paid cash dividends on its Common Stock or other securities. The Company currently anticipates that it will retain all of its future earnings for use in the expansion and operation of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.* Under the Company's existing credit facility, the Company cannot declare and pay dividends without prior written approval from the lender.

Recent Sales of Unregistered Securities.

On January 20, 1999, the Company issued an aggregate of 50,000 shares of Common Stock to the former shareholders of PhoneZone.com, Inc. in exchange for the entire issued share capital of PhoneZone.com, Inc. No underwriters were used in connection with this issuance. This issuance was deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506, of Regulation D thereunder.

Item 6.   Selected Financial Data (in thousands except per share data):

                                                                         Year Ended December 31,
                                                   ----------------------------------------------------------
                                                      1998        1997        1996        1995         1994
                                                   ----------  ----------  ----------  ----------  ----------
Statement of Operations Data:
    Net sales ...................................    $68,731     $63,846     $51,590     $36,823     $26,216
    Cost of goods sold ..........................     31,772      30,759      25,181      16,916      12,179
                                                   ----------  ----------  ----------  ----------  ----------
          Gross profit ..........................     36,959      33,087      26,409      19,907      14,037
    Selling, general and administrative
       expenses .................................     31,294      29,234      24,277      17,050      11,335
    Product development expenses ................      2,036       1,592       1,598       1,326         843
    CellBase expenses ...........................        --          --          --        2,096         523
                                                   ----------  ----------  ----------  ----------  ----------
          Operating income (loss) ...............      3,629       2,261         534        (565)      1,336
    Interest income (expense), net ..............        799         667         720         579        (195)
    Other income (expense), net .................         17          32         (20)        (37)        142
                                                   ----------  ----------  ----------  ----------  ----------
          Income (loss) before income taxes .....      4,445       2,960       1,234         (23)      1,283
    Provision (credit) for income taxes .........      1,776       1,184         493      (2,112)         34
                                                   ----------  ----------  ----------  ----------  ----------
          Income before extraordinary item ......      2,669       1,776         741       2,089       1,249
    Extraordinary item ..........................        --          --          --          137         --
                                                   ----------  ----------  ----------  ----------  ----------
          Net income (1) ........................     $2,669      $1,776        $741      $1,952      $1,249
                                                   ==========  ==========  ==========  ==========  ==========
    Basic per share amounts:
     Income before extraordinary item ...........      $0.52       $0.35       $0.15       $0.48       $0.46
                                                   ==========  ==========  ==========  ==========  ==========
     Net income .................................      $0.52       $0.35       $0.15       $0.44       $0.46
                                                   ==========  ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents .............................      5,108       5,036       4,982       4,387       2,726
                                                   ==========  ==========  ==========  ==========  ==========

    Diluted per share amounts:
     Income before extraordinary item ...........      $0.51       $0.35       $0.15       $0.46       $0.39
                                                   ==========  ==========  ==========  ==========  ==========
     Net income .................................      $0.51       $0.35       $0.15       $0.43       $0.39
                                                   ==========  ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents(2) ..........................      5,199       5,117       5,043       4,525       3,204
                                                   ==========  ==========  ==========  ==========  ==========

 Balance Sheet Data:
    Working capital .............................    $19,233     $17,271     $16,282     $14,397      $5,267
    Total assets ................................    $35,021     $31,832     $28,966     $25,716      $8,408
    Long-term debt and capital lease obligations      $  --       $  --       $  --          $20      $1,958
    Redeemable preferred stock and stockholders'
      equity ....................................    $29,354     $26,657     $24,643     $23,727      $4,333

---------
 (1)Results in 1995 and 1994 reflect the application of tax loss carryforwards. Assuming a 40% combined federal and state statutory tax rate, net income
    (loss) would have been $(121,000) and $770,000 and basic net income (loss) per share would have been $(0.03), and $0.28 in 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Business." The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

Results of Operations

The following table sets forth statement of operations data as a percentage of net sales for the periods indicated.

                                                    Year Ended December 31,
                                           --------------------------------------
                                               1998         1997         1996
                                           ------------ ------------ ------------
Net sales ................................       100.0%       100.0%       100.0%
Cost of goods sold .......................        46.2%        48.2%        48.8%
                                           ------------ ------------ ------------
     Gross profit ........................        53.8%        51.8%        51.2%

Selling, general and administrative
    expenses .............................        45.5%        45.8%        47.1%
Product development expenses .............         3.0%         2.5%         3.1%
                                           ------------ ------------ ------------
     Operating income ....................         5.3%         3.5%         1.0%

Other income (expense):
    Interest income (expense), net .......         1.2%         1.1%         1.4%
    Other, net ...........................         --           --           --
                                           ------------ ------------ ------------
     Income before income taxes ..........         6.5%         4.6%         2.4%
Provision for income taxes ...............         2.6%         1.8%         1.0%
                                           ------------ ------------ ------------
     Net income ..........................         3.9%         2.8%         1.4%
                                           ============ ============ ============




1998 Compared to 1997

Net Sales   Net sales reflect total sales less a provision for returns.
Net sales increased $4,885,000, or 7.7%, to $68,731,000 in 1998 from
$63,846,000 in 1997. This increase was primarily attributable to an increase in sales generated by the Company's corporate (outbound) telemarketing group and an increase in the average order size, to $261 from $251 despite an 1.8% reduction in the number of catalogs distributed, to 28.0 million from 28.5 million.

Gross Profit   Cost of goods sold includes merchandise cost, freight and
duties, warranty expense, and packaging and shipping supplies. Gross profit increased $3,872,000, or 11.7%, to $36,959,000 in 1998 from
$33,087,000 in 1997. As a percentage of net sales, gross profit increased to 53.8% in 1998 from 51.8% in 1997 This increase in gross margin was primarily the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design and development of its proprietary products, the Company is able to realize the profit attributable to these activities.

Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $2,060,000, or 7.0%, to $31,294,000 in 1998 from $29,234,000 in 1997. As a percentage of net sales, these expenses decreased to 45.5% in 1998 from 45.8% in 1997, primarily due to a reduction in catalog costs, a reduction in telephone expenses and process improvements. The Company expects selling, general and administrative expenses to increase in absolute dollars in 1999.*

Increases in postal rates, paper and printing costs increase the cost of the Company's catalog mailings. A postal rate increase, effective in early January 1999 will increase the cost of mailing the Company's catalogs; however, this increase is not expected to materially affect the cost of mailing. While the Company experienced no significant paper price increases in 1998, there can be no guarantee paper costs will not increase in 1999.* See "Factors Affecting Operating Results and Market Price of Stock-Costs of Catalog Mailing, Paper and Printing May Increase."

Product Development Expenses A key element of the Company's strategy is the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses increased to $2,036,000 in 1998 from $1,592,000 in 1997, and increased as a percentage of net sales to 3.0% in 1998 from 2.5% in 1997. The Company expects product development expenses to increase in both dollars and as a percentage of net sales, in 1999.*

Other Income, net Interest income included in Other Income, net, increased to $799,000 in 1998 from $680,000 in 1997. The Company anticipates a decline in interest income in 1999 resulting from lower yields on cash investments, cash paid for an acquisition that occurred in January 1999 and continued investment in capital equipment.*

Provision for Income Taxes The provision for income taxes of $1,776,000 in 1998 and $1,184,000 in 1997, represents a combined federal and state effective tax rate of 40%. The Company anticipates no change in the effective tax rate for 1999.*

Net Income   Net income increased to $2,669,000 in 1998 from $1,776,000 in 1997 for the reasons stipulated above.

1997 Compared to 1996

Net Sales   Net sales reflect total sales less a provision for returns.
Net sales increased $12,256,000, or 23.8%, to $63,846,000 in 1997 from
$51,590,000 in 1996. This increase was primarily attributable to a 19% increase in the number of catalogs mailed, a 4% increase in the number of orders and a 16% increase in the number of active customer accounts.

Gross Profit   Cost of goods sold includes merchandise cost, freight and
duties, warranty expense, and packaging and shipping supplies. Gross profit increased $6,678,000, or 25.3%, to $33,087,000 in 1997 from
$26,409,000 in 1996. As a percentage of net sales, gross profit increased to 51.8% in 1997 from 51.2% in 1996. The increase in gross margin in 1997 was principally due to changes in product mix and higher gross margin for branded products. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design and development of its proprietary products, the Company is able to realize the profit attributable to these activities. During 1997, the Company began the process of culling lower margin branded product from the catalog. Although branded products as a percentage of net sales increased from 45% to 48%, this increase in lower margin product as a percentage of net sales was offset by an improvement in the gross margin on these branded products attributable to the culling process.

Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $4,957,000, or 20.4%, to $29,234,000 in 1997 from $24,277,000 in 1996. As a percentage of net sales, these expenses decreased to 45.8% in 1997 from 47.1% in 1996, primarily due to a reduction in catalog costs, a reduction in advertising expenses and process improvements.

Increases in postal rates, paper and printing costs increase the cost of the Company's catalog mailings. As a result of a three-year printing contract entered into in the fourth quarter of 1996 the Company's printing costs per catalog page were down in 1997 when compared to 1996. See "Factors Affecting Operating Results and Market Price of Stock-Increase in Costs of Catalog Mailing, Paper and Printing."

Product Development Expenses A key element of the Company's strategy is the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses decreased to $1,592,000 in 1997 from $1,598,000 in 1996, and decreased as a percentage of net sales to 2.5% in 1997 from 3.1% in 1996.

Other Income, net   Interest income included in Other Income, net,
decreased to $680,000 in 1997 from $733,000 in 1996.

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

Quarterly and Seasonal Fluctuations   The Company has experienced in the
past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the number and timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. The Company expects that its business will continue to exhibit some measure of volatility between quarters in future periods.*

Liquidity and Capital Resources

Hello Direct's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities in 1998 was $3,434,000. This was the result of $4,600,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,166,000 of changes in operating assets and liabilities. Cash used by investing activities for 1998 was $2,837,000 primarily related to equipment purchases of $3,088,000 and a $30,000 increase in short term investments partially offset by payments received on notes receivable of $281,000. Cash provided by financing activities was $13,000, arising primarily from $259,000 raised through the issuance of common stock under both the employee stock purchase plan and the employee stock option plan, offset by $246,000 utilized for the purchase of treasury stock.

Capital expenditures of $3,088,000 in 1998 represented an increase of $651,000 over the $2,437,000 expended in 1997. The capital expenditures in 1998 included investments in computer hardware infrastructure, sales and customer interaction software and associated costs, and tooling for proprietary products. In 1999, the Company expects to continue to purchase additional capital equipment for enhancements to its management information systems and tooling for proprietary products, and such purchases are expected to exceed 1998 levels.*

In the fourth quarter of 1998, the Company used $246,000 for the purchase of 38,000 shares of treasury stock at an average purchase price of $6.47 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes that funds generated from operations, together with available funds remaining from the net proceeds of its initial public offering, will be sufficient to fund its needs for working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a major bank at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, and as of December 31, 1998, the Company was not contingently liable for any issued and open letters of credit.

Impact of the Year 2000 Issue

The Year 2000 issue results from computer programs written using a two-digit date field, rather than four, to define the applicable year. Certain computer programs utilizing a two-digit date field may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

The Company's internal information systems include all hardware and software used in its computer and phone systems. The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment review was broken down between information systems scheduled for replacement or modification before the year 2000 as a part of the Company's ongoing technology review and assessment process and information systems that have not been scheduled for replacement or modification. In connection with the assessment of information systems scheduled for replacement or modification, the Company has confirmed the hardware and software replacing or modifying existing hardware and software is Year 2000 compliant. The information systems scheduled for replacement or modification are expected to be complete no later than the third quarter of 1999.* However, if the information systems currently scheduled for replacement or modification are not replaced or are not properly modified, the Year 2000 issue could have a material effect on the on the operations of the Company by impairing the Company's ability to process transactions, send invoices and engage in normal business activities.

In connection with systems not scheduled for replacement, the Company has performed an accounting of these systems, contacted vendors and documented its findings. The findings indicate that although some information systems not scheduled for replacement are not compliant, the cost of replacing or upgrading those systems will not have a material effect on the operations of the Company.* To date, the Company has expensed approximately $50,000 on Year 2000 project costs and total Year 2000 project costs are not expected to exceed $100,000.*

In addition, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from its vendors, but there are no guarantees these third-party systems will be compliant and in the event of non-compliance would not have a material effect on the operations of the Company. For example, if some of the Company's product vendors are not Year 2000 compliant, it could impact the Company's ability to obtain products from those vendors on a timely basis.

The Company has evaluated its exposure to contingencies related to the Year 2000 issues for products it has sold. Although the Company believes that its products do not directly contain specific calendar year functions, it is possible customers may use the Company's products in conjunction with systems that may perform non-compliant Year 2000 date computations. Accordingly, there is a risk of litigation associated with the possible use of the Company's products by customers, including all the risks, costs and uncertainties associated with litigation.

The Company believes its exposure to the Year 2000 issue will come mainly from third parties, either the result of these parties not being prepared or other parties these third parties rely upon not being prepared. Although there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical internal Year 2000 issues will be resolved as scheduled.*

Subsequent Events

On January 11, 1999, the Company announced that it had entered into a definitive agreement to acquire PhoneZone.com, Inc. a privately held company for $2,050,000 in a combination of cash and stock. The acquisition was completed on January 20, 1999, and will be accounted for under the purchase method of accounting. PhoneZone.com, founded in 1996 and an emerging authority on the convergence of Internet and telecom technologies, is an influential source of comparative research, analysis, and purchase information on telecom and networking solutions for small and medium-size companies. The Internet site serves a growing number of regular business end users who have virtually no alternative single point of contact for conveniently researching, comparing, and buying such a wide range of telecom solutions. This acquisition positions the Company to accelerate its electronic commerce initiative and more quickly exploit the Internet's potential to become the ultimate direct marketing channel for Hello Direct.*

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has not deferred any costs as defined in SOP 98-5, accordingly, upon adoption on January 1, 1999, there will be no charge to earnings for the cumulative effect of the change in accounting principle for the three months ending March 31, 1999.







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








Item 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hello Direct, Inc. :

We have audited the accompanying balance sheets of Hello Direct, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hello Direct, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                KPMG LLP

Mountain View, California
January 22, 1999


                               HELLO DIRECT, INC.
                                 Balance Sheets
                           December 31, 1998 and 1997

                                                          1998          1997
                                                      ------------  ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents ........................  $5,745,000    $5,135,000
   Short-term investments ...........................   3,860,000     3,830,000
   Trade accounts receivable, less allowance for
      returns and doubtful accounts of $637,000 and
      $723,000 in 1998 and 1997, respectively .......   5,491,000     5,752,000
   Inventories ......................................   6,119,000     5,137,000
   Deferred tax assets ..............................     847,000       821,000
   Other current assets .............................   2,474,000     1,771,000
                                                      ------------  ------------
        Total current assets ........................  24,536,000    22,446,000


Notes receivable ....................................   4,239,000     4,542,000
Property and equipment, net .........................   6,246,000     4,819,000
Long-term deferred tax assets .......................          --        25,000
                                                      ------------  ------------
        Total assets ................................ $35,021,000   $31,832,000
                                                      ============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................  $3,567,000    $3,856,000
   Accrued expenses .................................   1,736,000     1,319,000
                                                      ------------  ------------
        Total current liabilities ...................   5,303,000     5,175,000

Non-current liabilities                                   364,000            --
                                                      ------------  ------------
        Total liabilities ...........................   5,667,000     5,175,000

Stockholders' equity:
   Preferred stock, $0.001 par value; authorized
      2,000,000, none issued or outstanding .........          --            --
   Common stock; $0.001 par value; authorized
      15,000,000; 5,190,000 issued and 5,103,000
      outstanding in 1998; 5,112,000 issued and
      5,064,000 outstanding in 1997 .................       5,000         5,000
   Additional paid-in capital .......................  28,319,000    28,045,000
   Accumulated deficit ..............................   1,721,000      (948,000)
   Less treasury stock, at cost - 87,000 and 49,000
     shares in 1998 and 1997, respectively ..........    (691,000)     (445,000)
                                                      ------------  ------------
        Total stockholders' equity ..................  29,354,000    26,657,000
                                                      ------------  ------------
Commitments and contingencies

        Total liabilities and stockholders' equity .. $35,021,000   $31,832,000
                                                      ============  ============

                See accompanying notes to financial statements

                               HELLO DIRECT, INC.
                            Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996

                                               1998         1997         1996
                                           ------------ ------------ ------------
Net sales ................................ $68,731,000  $63,846,000  $51,590,000
Cost of goods sold .......................  31,772,000   30,759,000   25,181,000
                                           ------------ ------------ ------------
     Gross profit ........................  36,959,000   33,087,000   26,409,000

Selling, general and administrative
    expenses .............................  31,294,000   29,234,000   24,277,000
Product development expenses .............   2,036,000    1,592,000    1,598,000
                                           ------------ ------------ ------------
     Operating income ....................   3,629,000    2,261,000      534,000

Other income (expense):
    Interest income ......................     799,000      680,000      733,000
    Interest expense .....................         --       (13,000)     (13,000)
    Other, net ...........................      17,000       32,000      (20,000)
                                           ------------ ------------ ------------
     Income before income taxes ..........   4,445,000    2,960,000    1,234,000

Provision for income taxes ...............   1,776,000    1,184,000      493,000
                                           ------------ ------------ ------------
     Net income ..........................  $2,669,000   $1,776,000     $741,000
                                           ============ ============ ============

Basic per share amounts:
    Net income ...........................       $0.52        $0.35        $0.15
                                           ============ ============ ============
    Weighted average shares outstanding ..   5,108,000    5,036,000    4,982,000
                                           ============ ============ ============

Diluted per share amounts:
    Net income ...........................       $0.51        $0.35        $0.15
                                           ============ ============ ============
    Weighted average shares outstanding ..   5,199,000    5,117,000    5,043,000
                                           ============ ============ ============

                See accompanying notes to financial statements

                                 HELLO DIRECT
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                   Common Stock       Additional    Retained                   Total
                              ----------------------   Paid-in      Earnings     Treasury   Stockholders'
                                Shares     Amount      Capital      (Deficit)      Stock       Equity
                              ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
   31, 1995                   4,926,000      $5,000  $27,632,000   ($3,465,000)  ($445,000) $23,727,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans              81,000         --       175,000            --         --       175,000

Net income                           --         --           --        741,000         --       741,000
                              ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
  31, 1996                    5,007,000       5,000   27,807,000    (2,724,000)   (445,000)  24,643,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans              57,000         --       238,000            --         --       238,000

Net income                           --         --           --      1,776,000         --     1,776,000
                              ---------- ----------- ------------ ------------- ----------- ------------
Balances as of December
  31, 1997                    5,064,000       5,000   28,045,000      (948,000)   (445,000)  26,657,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans              75,000         --       259,000            --         --       259,000

Common stock issued
  in exchange for
  services                        2,000         --        15,000            --         --        15,000

Purchase of treasury stock      (38,000)        --           --           --      (246,000)    (246,000)

Net income                           --         --           --      2,669,000         --     2,669,000
                              ---------- ----------- ------------ ------------- ----------- ------------
                              5,103,000      $5,000  $28,319,000    $1,721,000   ($691,000) $29,354,000
                              ========== =========== ============ ============= =========== ============
                See accompanying notes to financial statements.

                               HELLO DIRECT, INC.
                            Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

                                             1998         1997         1996
                                         ------------ ------------ ------------
Cash flows from operating activities:
   Net income ..........................  $2,669,000   $1,776,000     $741,000
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
      Depreciation and amortization ....   1,596,000    1,323,000      589,000
      Deferred income taxes ............     161,000      854,000      454,000
      Deferred rent ....................     180,000          --           --
      Disposal of fixed assets .........      65,000       87,000      187,000
      Allowance for returns and
          doubtful accounts.............     (86,000)     215,000       41,000
      Issuance of common stock
          for services .................      15,000          --           --
      Changes in items affecting
        operations:
          Trade accounts receivable ....     369,000     (834,000)  (1,485,000)
          Inventories ..................    (982,000)     150,000   (1,373,000)
          Other assets .................    (703,000)    (432,000)    (335,000)
          Accounts payable and
             accrued expenses ..........     150,000      872,000    2,360,000
                                         ------------ ------------ ------------
          Net cash provided by
           operating activities ...        3,434,000    4,011,000    1,179,000
                                         ------------ ------------ ------------
Cash flows from investing activities:
   Purchases of property and equipment..  (3,088,000)  (2,437,000)  (3,288,000)
   Decrease (increase) in investments ..     (30,000)   2,177,000    4,462,000
   Funding of notes receivable..........         --    (1,503,000)  (3,497,000)
   Payments received on notes
     receivable.........................     281,000      177,000          --
                                         ------------ ------------ ------------
          Net cash used in investing
            activities .................  (2,837,000)  (1,586,000)  (2,323,000)
                                         ------------ ------------ ------------
Cash flows from financing activities:
   Payments on capital lease obligations         --       (20,000)     (26,000)
   Purchase of treasury stock ..........    (246,000)         --           --
   Sale of common stock, net ...........     259,000      238,000      175,000
                                         ------------ ------------ ------------
          Net cash provided by
             financing activities .....       13,000      218,000      149,000
                                         ------------ ------------ ------------
Net increase (decrease) in cash and
   cash equivalents ...................      610,000    2,643,000     (995,000)
Cash and cash equivalents at beginning
   of period ..........................    5,135,000    2,492,000    3,487,000
                                         ------------ ------------ ------------
Cash and cash equivalents at end of
   period .............................   $5,745,000   $5,135,000   $2,492,000
                                         ============ ============ ============
Supplemental disclosure of cash paid
    during year:

   Interest ...........................    $     --       $13,000      $13,000
                                         ============ ============ ============

   Income taxes .......................   $1,443,000     $336,000      $16,000
                                         ============ ============ ============
Noncash financing activities:

   Issuance of common stock in exchange
     for services .....................      $15,000    $     --     $     --
                                         ============ ============ ============

                See accompanying notes to financial statements

HELLO DIRECT, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998, 1997 and 1996

 (1)   Summary of the Company and Significant Accounting Policies

  The Company

Hello Direct, Inc. (the "Company") is a leading developer and direct marketer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company markets its products through various sales channels which include full color catalogs, the Internet and outbound telemarketing efforts aimed at current and prospective customers.

  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist primarily of government agency obligations, commercial paper and money market funds.

  Short-term Investments

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

  Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company will reduce the carrying amount of the asset by the amount determined not to be recoverable.

  Revenue Recognition

The Company recognizes revenue at the time of the product shipment. Appropriate provisions are provided for customer returns and exchanges.

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

  Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                             1998         1997         1996
                                         ------------ ------------ ------------
Basic weighted shares outstanding          5,108,000    5,036,000    4,982,000
Common stock options utilizing treasury
  stock method when dilutive                  91,000       81,000       61,000
                                         ------------ ------------ ------------
Diluted weighted shares outstanding        5,199,000    5,117,000    5,043,000
                                         ============ ============ ============


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

  Segment Reporting

Effective for the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. It establishes disclosure requirements concerning operating business segments, products and services, geographic areas and major customers. As of December 31, 1998, the Company determined that it operates in one business segment - telecommunications product sales.

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

(2)   Other Current Assets

A summary of other current assets as of December 31, 1998 and 1997 follows:

                                             1998         1997
                                         ------------ ------------
               Deferred catalog costs     $1,972,000   $1,521,000
               Other                         502,000      250,000
                                         ------------ ------------
                                          $2,474,000   $1,771,000
                                         ============ ============

(3)   Note Receivable

In 1996 the Company entered into a loan agreement to a developer for the construction of the Company's corporate facility. Through 1997, the Company had loaned $5,000,000 under this loan agreement. The borrowings under this loan agreement are secured by the building and land, bear interest at 7.5% with principal and interest due in monthly installments of $53,000 over 12 years. The fair value of the loan as of December 31, 1998 is estimated to approximate its face value which was calculated by discounting the future cash flows using the current interest rate at which a similar loan would be made to the developer for the same remaining maturity. The note contains a provision that if the developer defaults on the monthly payment, the Company can offset the non-payment against their monthly rent payment. The lease agreement contains a similar provision for non-payment.

In connection with the loan agreement, the Company entered into a 15-year lease agreement. The present value of the total future minimum lease payments under the lease is approximately $5,928,000 as of December 31, 1998, which approximates the fair value of the lease using rates currently available to the Company for a lease with similar terms.

(4)  Property and Equipment

A summary of property and equipment as of December 31, 1998 and 1997 follows:

                                                          1998         1997
                                                      ------------ ------------
    Computer equipment and software                    $4,885,000   $2,673,000
    Furniture and fixtures                              3,144,000    3,030,000
    Production tooling and equipment                    2,321,000    1,623,000
                                                      ------------ ------------
                                                       10,350,000    7,326,000
    Less accumulated depreciation and amortization      4,104,000    2,507,000
                                                      ------------ ------------
                                                       $6,246,000   $4,819,000
                                                      ============ ============

(5)   Accrued Expenses

A summary of accrued expenses as of December 31, 1998 and 1997 follows:

                                                          1998         1997
                                                      ------------ ------------
    Accrued compensation and related liabilities       $1,213,000   $1,117,000
    Other                                                 523,000      202,000
                                                      ------------ ------------
                                                       $1,736,000   $1,319,000
                                                      ============ ============

(6)   Bank Line of Credit

As of December 31, 1998, the Company had a financing agreement with a bank to provide a $7,000,000 unsecured revolving line of credit for both letters of credit and working capital. As of December 31, 1998, $7,000,000 was available under the agreement. Any borrowings bear interest at the bank's prime rate (7.75% as of December 31, 1998). The line of credit will expire on May 15, 1999. The agreement contains various financial covenants, including profitability and financial ratios such as quick ratio and debt-to-net-worth. As of December 31, 1998, there were no direct borrowings under the credit facility, and the Company was not liable for issued and open letters of credit.

(7)   Lease Commitments

As of December 31, 1998, the Company was obligated under a noncancelable operating lease agreement expiring in December 2011, for office and warehouse space. A summary of future minimum lease payments follows:

         Year Ending December 31,                        Amount
         ------------------------                     ------------
         1999                                            $698,000
         2000                                             698,000
         2001                                             755,000
         2002                                             755,000
         2003                                             815,000
         Thereafter                                     7,346,000
                                                      ------------
         Total future minimum lease payments          $11,067,000
                                                      ============

Rent expense aggregated approximately $825,000, $651,000, and $245,000 for 1998, 1997 and 1996, respectively.

(8)   Benefit Plan

The Company has a 401(k) plan that covers all eligible employees as defined. Employees can elect to defer from 1% to 15% of their compensation limited to $10,000 in 1998. The Company may make discretionary contributions and matching contributions. In 1998 and 1997, the Company made matching contributions of $22,000 and $11,000, respectively. No matching contributions were made in 1996.

(9)   Stock Option and Employee Stock Purchase Plans

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

                                             1998         1997         1996
                                         ------------ ------------ ------------
 Pro forma - net income                   $2,084,000   $1,483,000     $173,000

 Pro forma - basic net income per share        $0.41        $0.29        $0.03
 Pro forma - diluted net income per share      $0.40        $0.29        $0.03

Pro forma net income reflects only options granted after December 31, 1994. Accordingly, the full impact of calculating compensation cost for the Company's stock plans under SFAS No. 123 is not reflected in the pro forma net income amounts presented above, as compensation cost is captured over a stock option's vesting period, and compensation cost for options granted prior to January 1, 1995 is not considered.

  1992  Stock Option Plan

As of December 31, 1998, 19,452 options for the issuance of Common Stock were outstanding pursuant to the 1992 Stock Option Plan (the "Plan"). No new stock option grants can be issued under the Plan. Stock options outstanding pursuant to the Plan vest over two to four years from the grant date and expire ten years from the grant date.

  1995 Employee Stock Purchase Plan

The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was established in 1995. As of December 31, 1998, a total of 177,097 shares of Common Stock are reserved for issuance and 127,903 shares have been issued pursuant to the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase Common Stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

  1995 Director Option Plan

The 1995 Director Option Plan (the "Director Plan") was established in 1995. As of December 31, 1998, a total of 75,000 shares of Common Stock are reserved for issuance; 57,000 options remain outstanding, and no shares have been issued pursuant to an exercise of stock options pursuant to the Director Plan. The Director Plan provides for the grant of non-statutory stock options to non-employee directors of the Company ("Outside Directors") pursuant to a non-discretionary grant mechanism. The exercise price of options granted to Outside Directors must be 100% of the fair market value of the Company's Common Stock on the date of grant. Options granted to the Outside Directors have a 10-year term, or shorter upon termination of tenure as a director.

  1995 Stock Plan

The Company's 1995 Stock Plan (the "Stock Plan") was established in 1995. As of December 31, 1998, a total of 900,000 shares of Common Stock are reserved for issuance; 702,565 stock options remain outstanding, and 3,702 shares have been issued pursuant to the Stock Plan. The Stock Plan provides for the grant to employees (including employee directors and officers) of incentive stock options and for the grant of non-statutory stock options and the grant of restricted stock to employees and consultants. Non-employee directors are not eligible to participate in the Stock Plan.

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

The following table summarizes all option activity under the Company's stock option plans during the three year period ended December 31, 1998:

                                                                      Weighted-
                                             Weighted-                 average
                                              average                  Exercise
                                   Weighted-   Grant      Options       Price
                                    average     Date    Exercisable   of Options
                         Options   Exercise     Fair         at      Exercisable
                       Outstanding   Price     Value*     Year End   at Year End
                       ----------- --------- ---------- ------------ ------------
December 31, 1995         451,611    $6.819                  53,573       $2.182
                                                        ============ ============
  Granted                 196,065     6.054     $2.543
                                             ==========
  Exerecised              (49,312)    0.032
  Canceled or expired     (43,747)    8.792
                       -----------
December 31, 1996         554,617     6.996                 186,463       $6.816
                                                        ============ ============
  Granted                 197,500     5.293     $2.222
                                             ==========
  Exerecised              (15,253)    2.857
  Canceled or expired    (163,333)    6.744
                       -----------
December 31, 1997         573,531     6.591                 298,631       $7.028
                                                        ============ ============
  Granted                 320,702     6.571     $2.682
                                             ==========
  Exerecised              (31,695)    1.532
  Canceled or expired     (83,521)    7.732
                       -----------
December 31, 1998         779,017    $6.667                 347,882       $7.090
                       ===========                      ============ ============

The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

* Fair Value Assumptions:

               Black-Scholes option-pricing model
          --------------------------------------------
          Weighted-
           average
            Risk      Average
            Free     Expected                Dividend
            Rate       Life     Volitility     Yield
          ---------  ---------  -----------  ---------
    1996      5.28%      2.83           58%         0%
    1997      5.50%      2.97           60%         0%
    1998      5.42%      2.82           59%         0%

        The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                          Options Oustanding               Options Exercisable
                  ------------------------------------  ------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
    Range of         Number    Contractual  Exercise       Number     Exercise
 Exercise Prices  Outstanding     Life        Price     Exercisable     Price
----------------- ------------ ----------- -----------  ------------ -----------
$0.02 -  0.71          13,952        4.46      $0.076        13,952      $0.076
 4.13 -  5.50         206,065        8.38       4.827        83,076       4.728
 6.25 -  7.00         254,500        8.90       6.391        31,188       6.892
 7.50 - 11.50         304,500        7.16       8.444       219,666       8.457
                  ------------                          ------------
$0.02 - 11.50         779,017        8.00       6.667       347,882       7.090
                  ============                          ============



(10)   Income Taxes

The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 follows:

                                               Year Ended
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------
Current:
    Federal                         $1,312,000      $77,000      $15,000
    State                              303,000      253,000       24,000
                                   ------------ ------------ ------------
                                     1,615,000      330,000       39,000
Deferred:
    Federal                             18,000      841,000      481,000
    State                              143,000       13,000      (27,000)
                                   ------------ ------------ ------------
                                       161,000      854,000      454,000

                                   ------------ ------------ ------------
                                    $1,776,000   $1,184,000     $493,000
                                   ============ ============ ============


A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1998, 1997, and 1996 follows:

                                               Year Ended
                                   --------------------------------------
                                       1998         1997         1996
                                   ------------ ------------ ------------

Statutory rate of 34% applied to
   pre-tax income (loss)            $1,511,000   $1,006,000     $420,000
State tax (net of federal benefit)     294,000      176,000          --
Other                                  (29,000)       2,000       73,000
                                   ------------ ------------ ------------
                                    $1,776,000   $1,184,000     $493,000
                                   ============ ============ ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 follows:

                                                       December 31,
                                                -------------------------
                                                    1998         1997
Deferred tax assets:                            ------------ ------------
  Tax credit carryovers                             $21,000     $523,000
  Accounts receivable principally
    due to allowances                               273,000      313,000
  Employee benefit accruals                         121,000      139,000
  Inventories principally due to
    costs inventoried for tax purpose               263,000       84,000
  State income taxes                                 81,000          --
  Other                                              88,000       11,000
                                                ------------ ------------
  Deferred tax assets                               847,000    1,070,000
                                                ------------ ------------
Deferred tax liabilities:
  Fixed assets                                     (162,000)    (128,000)
  State income taxes                                    --       (96,000)
                                                ------------ ------------
  Deferred tax liabilities                         (162,000)    (224,000)
                                                ------------ ------------
Net deferred tax assets                            $685,000     $846,000
                                                ============ ============

Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets, therefore no valuation allowance is necessary for 1998 or 1997.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 1998, the Company had utilized all available net operating loss carryovers for federal and state income tax purposes not subject to the annual limitation. A federal net operating loss of $159,000, subject to an annual limitation of approximately $150,000, remains. The net operating loss expires in 2004. Any unused annual limitation can be carried forward and added to the succeeding years' annual limitation subject to the expiration date.

(13) Quarterly Results (unaudited)

The following table (presented in thousands, except per share data) sets forth statement of operations data for each of the four quarters of the years ended December 31, 1998 and December 31, 1997. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               Three Months Ended
                                 ------------------------------------------
                                 March 31,  June 30,   Sept. 30,  Dec. 31,
                                   1998       1998       1998       1998
                                 ---------  ---------  ---------  ---------
Net sales                         $17,910    $16,620    $17,016    $17,185
Cost of goods sold                  8,319      7,670      7,791      7,992
                                 ---------  ---------  ---------  ---------
    Gross profit                    9,591      8,950      9,225      9,193
Selling, general and
  administrative expenses           8,210      7,866      7,771      7,447
Product development expenses          579        323        547        587
                                 ---------  ---------  ---------  ---------
    Operating income                  802        761        907      1,159
Other income - net                    203        204        198        211
                                 ---------  ---------  ---------  ---------
    Income before income taxes      1,005        965      1,105      1,370
Income taxes                          402        386        441        547
                                 ---------  ---------  ---------  ---------
    Net income                       $603       $579       $664       $823
                                 =========  =========  =========  =========
Basic and diluted net income
   per share                        $0.12      $0.11      $0.13      $0.16
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
                                 =========  =========  =========  =========

(14)    Subsequent Events

Subsequent to year end the Company acquired PhoneZone.com for $2,050,000 consisting of a combination of cash and stock. The Company intends to account for the acquisition under the purchase method of accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The sections entitled "Election of Directors - Nominees" and "Additional Information Relating to Directors and Officers of the Company - Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for the Company's Annual Meeting of Stockholders tentatively scheduled to be held April 28, 1999 (the "Proxy Statement") are hereby incorporated by reference. See also, the section entitled "Executive Officers of the Company" in Item 1 above of this Annual Report on Form 10-K.

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

  1. Financial Statement Schedule. For the three years ended December 31, 1998, Independent Auditors' Report on Financial Statement Schedule.

  Other schedules not included here are not applicable to the Company.

  Schedule II - Valuation and Qualifying Accounts. A schedule of the allowance for doubtful accounts and allowance for returns account is presented below:

                                         Additions
                           Balance at    Charged to                   Balance
                            beginning    costs and                    at end
                             of year      expenses     Deductions     of year
                           -----------  ------------  ------------  -----------
Allowance for doubtful
    accounts:

     December 31, 1998       $373,000      $747,000      $833,000     $287,000
                           ===========  ============  ============  ===========

     December 31, 1997       $248,000      $536,000      $411,000     $373,000
                           ===========  ============  ============  ===========

     December 31, 1996       $227,000      $428,000      $407,000     $248,000
                           ===========  ============  ============  ===========


Allowance for returns:

     December 31, 1998       $350,000    $8,255,000    $8,255,000     $350,000
                           ===========  ============  ============  ===========

     December 31, 1997       $260,000    $8,474,000    $8,384,000     $350,000
                           ===========  ============  ============  ===========

     December 31, 1996       $240,000    $6,856,000    $6,836,000     $260,000
                           ===========  ============  ============  ===========

(b) Reports on Form 8-K.

None.

(c) Exhibits:

3.1 Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2 Amended and Restated Bylaws of the Registrant. (2)

4.1 Specimen Common Stock Certificate. (1)

10.1 Form of Indemnification Agreement with directors and officers. (1)

10.2 1992 Stock Option Plan and forms of agreement thereunder. (1)

10.3 1995 Stock Plan and forms of agreements thereunder. (1)

10.4 1995 Employee Stock Purchase Plan. (1)

10.5 1995 Director Option Plan. (1)

10.6 Manufacturing Agreement with Sinoca Enterprises Co., dated March 10, 1994. (1)

10.7 Amended and Restated Stockholders' Agreement, as amended, dated May 4, 1994. (1)

10.8 Manufacturing Agreement with Seo-Won K-Tec, Inc. dated January 1,
      1998. (3)

10.9 Employment Agreement with Dennis P. Waldera, dated February 5,
      1996. (2)

10.10 Employment Agreement with E. Alexander Glover dated March 24,
       1995. (1)

10.11 Lease Agreement by and between MPJ-A and Registrant, dated May 10,
       1996. (4)

10.12 Promissory Note by and between MPJ-A and Registrant, dated May 10,
       1996. (4)

10.13 Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996. (4)

10.14 Contract between Hello Direct, Inc. and R. R. Donnelley & Sons Company for printing services through spring 2000, dated November 19, 1996. (5)

10.15 Line of Credit Agreement by and between Wells Fargo Bank and Registrant, dated May 15, 1998. (6)

10.16 Agreement Between Hello Direct, Inc. and Transtech Electronics (S) Pte. Ltd., dated May 16, 1997. (7)

10.17 First Amendment to Employment Agreement with E. Alexander Glover, dated July 1, 1997. (2)

10.18 Loan Agreement between Hello Direct, Inc. and Well Fargo Bank. (6)

10.19 Form of Employee Severance Agreement entered into and between the Company and each of its executive officers. (6)

10.20 Form of Stock Option Agreement under the 1995 Stock Plan. (6)

23.1 Report on Financial Statement Schedule and Consent of Independent
      Auditors

24.1 Power of Attorney

27.1 Financial Data Schedule

(1) Incorporated by reference to the exhibit filed with the Company's Form S-1 filed with the Securities and Exchange Commission on April 6, 1995.
(2) Incorporated by reference to the exhibit filed with the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1998.
(3) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 8, 1998.
(4) Incorporated by reference to the exhibit filed with the Company's Form S-1 filed with the Securities and Exchange Commission on August 15, 1996.
(5) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997
(6) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on July 24, 1998.
(7) Incorporated by reference to the exhibit filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 1997.




                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1999

                                    Hello Direct, Inc.



                                    By:   /S/  Dean Witter III
                                         -------------------------
                                               Dean Witter III
                                          Chief Financial Officer
                                               and Secretary


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints E. Alexander Glover and Dean Witter III, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/  E. Alexander Glover    President, Chief Executive Officer   March 29, 1999
-------------------------   and Director (Principal Executive
    (E. Alexander Glover)   Officer)


/s/  Dean Witter III        Chief Financial Officer              March 29, 1999
-------------------------   and Secretary
    (Dean Witter III)       (Principal Financial and Accounting
                            Officer)


/s/  John B. Mumford        Chairman of the Board and Director   March 29, 1999
-------------------------
    (John B. Mumford)


/s/  Gerald L. Beckwith     Director                             March 29, 1999
-------------------------
    (Gerald L. Beckwith)


/s/  John W. Combs          Director                             March 29, 1999
-------------------------
    (John W. Combs)


/s/  William P. Sousa       Director                             March 29, 1999
-------------------------
    (William P. Sousa)