Form 10-Q
period 1999-03-31
HELLO DIRECT INC /DE/
filed 1999-04-19
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended March 31, 1999
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

                         COMMISSION FILE NUMBER 0-25524


                               HELLO DIRECT, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                            94-3043208
        (State or other jurisdiction of              (IRS Employer
          incorporation or organization)              Identification No.)



               5893 RUE FERRARI                          95138-1857
             SAN JOSE, CALIFORNIA                        (Zip Code)
   (Address of principal executive offices)


      Registrant's telephone number, including area code:  (408) 972-1990

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                               April 19, 1999
          -----                               -------------
Common Stock, Par Value $.001                   5,095,432

HELLO DIRECT, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS



PART I  -  Financial Information

Item 1. -- Financial Statements

        Condensed Balance Sheets as of March 31, 1999 and December 31, 1998

        Condensed Statements of Operations for the Three Months Ended March 31, 1999 and 1998

        Condensed Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

        Notes to Condensed Financial Statements

Item  2. -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Results of Operations

        Liquidity and Capital Resources

        Additional Factors Affecting Operating Results and Market Price of Stock



Part II - Other Information

Item 1 and Items 3 through 5 are not applicable with respect to the current reporting period.

Item 2. -  Changes in Securities and Use of Proceeds

Item 6. -  Exhibits and Reports on Form 8-K

Signatures


Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,     December 31,
                                                       1999           1998
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $6,418         $5,745
     Short-term investments                                 604          3,860
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      7,154          5,491
     Inventories                                          5,557          6,119
     Deferred tax assets                                  1,064            847
     Other current assets                                 1,298          2,474
                                                   -------------  -------------
      Total current assets                               22,095         24,536

Notes receivable                                          4,159          4,239
Property and equipment, net                               6,622          6,246
Goodwill, net                                             1,900              0
                                                   -------------  -------------
     Total assets                                       $34,776        $35,021
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $2,232         $3,567
     Accrued expenses                                     2,000          1,736
                                                   -------------  -------------
      Total current liabilities                           4,232          5,303
Non-current liabilities                                     409            364
                                                   -------------  -------------
      Total liabilities                                   4,641          5,667

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          28,641         28,319
     Retained earnings                                    2,612          1,721
     Less treasury stock, at cost                        (1,123)          (691)
                                                   -------------  -------------
      Total stockholders' equity                         30,135         29,354
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $34,776        $35,021
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                         Three Months Ended
                                               March 31,
                                        -------------------
                                            1999      1998
                                        --------- ---------
Net sales                                $19,450   $17,910
Cost of goods sold                         8,933     8,319
                                        --------- ---------
      Gross profit                        10,517     9,591

Selling, general and administrative
  expenses                                 8,649     8,210
Product development expenses                 607       579
                                        --------- ---------
      Operating income                     1,261       802
Other income, net                            224       203
                                        --------- ---------
      Income before income taxes           1,485     1,005
Income taxes                                 594       402
                                        --------- ---------
      Net income                            $891      $603
                                        ========= =========

Basic per share amounts:
  Net income                               $0.17     $0.12
                                        ========= =========
  Weighted average shares outstanding      5,158     5,087
                                        ========= =========
Diluted per share amounts:
  Net income                               $0.17     $0.12
                                        ========= =========
  Weighted average shares outstanding      5,361     5,182
                                        ========= =========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                            ------------------
                                                               1999      1998
                                                            --------  --------
Cash flows from operating activities:
   Net income                                                  $891      $603
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                           576       388
        Deferred income taxes                                  (217)       77
        Deferred rent                                            45        45
        Provision for returns and doubtful accounts             (66)      (61)
        Changes in items affecting operations:                    0         0
             Trade accounts receivable                       (1,592)     (986)
             Inventories                                        562      (873)
             Other assets                                     1,177       430
             Accounts payable and accrued expenses           (1,071)     (867)
                                                            --------  --------
        Net cash provided by (used in) operating activities     305    (1,244)
                                                            --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                         (852)     (339)
   Decrease (increase) in investments                         3,256    (1,369)
   Payments received on note receivable                          74        68
   Acquisition of company                                    (1,500)        0
                                                            --------  --------
        Net cash provided by (used in) investing activities     978    (1,640)
                                                            --------  --------
Cash flows from financing activities:
   Sale of common stock, net                                    278       119
   Purchase of treasury stock                                  (888)        0
                                                            --------  --------
        Net cash provided by (used in) financing activities    (610)      119
                                                            --------  --------
Net decrease in cash and cash equivalents                       673    (2,765)
Cash and cash equivalents at beginning of period              5,745     5,135
                                                            --------  --------
Cash and cash equivalents at end of period                   $6,418    $2,370
                                                            ========  ========
Non-cash financing activities:
   Issuance of treasury stock for aquisition of company        $500        $0
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

The condensed financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It is suggested that these interim statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report (Commission File Number 0-25524) filed on Form 10-K for the fiscal year ended December 31, 1998.

Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                                Three months ended
                                                     March 31,
                                                 1999       1998
                                              ---------- ----------
Basic weighted average shares outstanding      5,158,000  5,087,000

Common stock options utilizing
  treasury stock method when dilutive            203,000     95,000
                                              ---------- ----------
Diluted weighted average shares outstanding    5,361,000  5,182,000
                                              ========== ==========



3. Acquisition of PhoneZone.com, Inc.

On January 20, 1999, the Company acquired PhoneZone.com, Inc. ("PhoneZone") a privately held company for $1.5 million in cash, 50,000 shares of common stock valued at $0.5 million and the assumption of $50,000 of outstanding debt. PhoneZone, founded in 1996 and an emerging authority on the convergence of Internet and telecom technologies, is an influential source of comparative research, analysis, and purchase information on telecom and networking solutions for small- and medium-size companies. The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $2.0 million of cost in excess of net assets, to be amortized over a five-year period.


4. Recently Adopted Accounting Pronouncements

On January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company had not deferred any costs as defined in SOP 98-5, and, as such, there was no charge to earnings for the cumulative effect of the change in accounting principle upon adoption.



Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"). The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements. Forward-looking statements are identified with an asterisk (*).

RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998

Net Sales.      Net sales reflect total sales less a provision for returns.
Net sales increased $1,540,000, or 8.6%, to $19,450,000 in the three-month period ended March 31, 1999, from $17,910,000 for the comparable period in 1998. This increase was primarily attributable to an increase in both Internet and outbound telemarketing sales offset by a decrease in catalog sales. The decrease in catalog sales resulted in part from a 1.2% reduction in the number of catalogs distributed, to 8.2 million from 8.3 million. Average order size increased 1.9% to $264 from $259.

Gross Profit.    Cost of goods sold includes merchandise cost, freight
and duty, warranty expense, and packaging and shipping supplies. Gross profit increased $926,000, or 9.7%, to $10,517,000 in the three-month period ended March 31, 1999, from $9,591,000 for the comparable period in 1998. The gross margin percentage for the three-month period was 54.1% for 1999 versus 53.6% for 1998. This increase in gross margin reflects the continued strong performance of the Company's proprietary products, which carry higher gross margins.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $439,000, or 5.3%, to $8,649,000 in the three-month period ended March 31, 1999, from $8,210,000 for the comparable period in 1998. The dollar increase was associated with planned headcount additions to the Company's administrative management and the product support groups. However, as a percentage of net sales, these expenses for the three-month period declined to 44.5% in 1999, as compared to 45.8% for the same three-month period in 1998. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog.
Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$28,000, or 4.8%, to $607,000 for the three month period ended March 31, 1999, from $579,000 for the comparable period in 1998. As a percentage of net sales, these expenses for the three-month period were 3.1% for 1999 versus 3.2% for the same three-month period in 1998. The increase in absolute dollars was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1999 over the prior year.*

Other Income, net.      Other income includes interest income and
discounts of $228,000 for the three-month period ended March 31, 1999 versus $207,000 for the comparable period in 1998. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income.     Net income increased $288,000 or 47.8% to $891,000 in the
three-month period ended March 31, 1999, from $603,000 for the comparable period in 1998. This increase was due to the reasons discussed above.

Quarterly and Seasonal Fluctuations. The Company has experienced in the past, and will experience in the future, quarterly variations in net sales and net income as a result of many factors, including the timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors.* The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities during the three-month period ended March 31, 1999, was $305,000. This was the result of $1,229,000 provided by operations including net income, depreciation and amortization and other non-cash charges, offset by $924,000 of changes in operating assets and liabilities. Cash provided by investing activities for the three-month period ended March 31, 1999, was $978,000, due primarily to a decrease in short-term investments of $3,256,000 and $74,000 of principal payments received on the note receivable. These amounts were offset by $1,500,000 used for the acquisition of PhoneZone.com, Inc. and $852,000 used for purchases of property and equipment. Cash used in financing activities during the three-month period ended March 31, 1999, was $610,000, relating primarily to $888,000 used for the purchase of treasury stock offset by $278,000 raised though the issuance of Common Stock pursuant to the Company's employee stock purchase and stock option plans.

Additions to equipment during the three-month period ended March 31, 1999 were $852,000 compared to $339,000 for the same period in the prior year. The Company plans to expend between $3,000,000 and $4,000,000 for capital equipment for the year ending December 31, 1999.*

In the quarter ended March 31, 1999, the Company used $888,000 for the purchase of 111,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through March 31, 1999, the Company has purchased 149,000 shares of Common Stock. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes that funds generated from operations, together with available cash, will be sufficient to fund its needs for working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a bank at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, and as of March 31, 1999, the Company was not contingently liable for any issued and open letters of credit.

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

The Company's internal information systems include all hardware and software used in its computer and phone systems. The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment review was broken down between (a) information systems scheduled for replacement or modification before the year 2000 as part of the Company's ongoing technology review and assessment process and (b) information systems that have not been scheduled for replacement or modification. In connection with the assessment of information systems scheduled for replacement or modification, the Company has confirmed the hardware and software replacing or modifying existing hardware and software is Year 2000 compliant. The scheduled replacement and modification of information systems is expected to be complete no later than the third quarter of 1999.* However, if the information systems currently scheduled for replacement or modification are not replaced or are not properly modified, the Year 2000 issue could have a material effect on the operations of the Company by impairing the Company's ability to process transactions, send invoices and engage in normal business activities. In the event the Company does not properly replace or upgrade key non-compliant systems, the Company has determined that it can operate in a manual mode, for a limited period, while appropriate corrective actions are taken with respect to non-compliant systems.

In connection with systems not scheduled for replacement, the Company has performed an accounting of these systems, contacted vendors and documented its findings. The findings indicate that although some information systems not scheduled for replacement are not compliant, the cost of replacing or upgrading those systems will not have a material effect on the operations of the Company.* To date, the Company has expended approximately $70,000 on Year 2000 corrections, and total Year 2000 corrections are expected not to exceed $100,000.*

In addition, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from its vendors, but there are no guarantees that these third-party systems will be compliant and that in the event of non-compliance it would not have a material effect on the operations of the Company. For example, if some of the Company's product vendors are not Year 2000 compliant, it could impact the Company's ability to obtain products from those vendors on a timely basis.

The Company has evaluated its exposure to contingencies related to the Year 2000 issues for products it has sold. Although the Company believes that its products do not directly contain specific calendar year functions, it is possible customers may use the Company's products in conjunction with systems that perform non-compliant Year 2000 date computations. Accordingly, there is a risk of litigation associated with the possible use of the Company's products by customers, including all the risks, costs and uncertainties associated with litigation.

The Company believes its exposure to the Year 2000 issue will come mainly from third parties, either the result of these parties not being prepared or other parties these third parties rely upon not being prepared. Although there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical internal Year 2000 issues will be resolved as scheduled. *

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        Our Future Operating Results are Uncertain.

We have grown rapidly and achieved profitability as a result of the growth in net sales generated by our outbound telemarketing efforts and our Internet site, and the success of our product offering, particularly of our proprietary headset products. We may not be able to maintain profitability on a quarterly or annual basis or continue to increase our net sales. Our net sales will continue to grow only if we are able to, among other things, increase sales to existing customers, grow our customer base and expand our product offering. Our operating results could be harmed if we were to experience lower than anticipated sales from our outbound telemarketing efforts and our Internet site or higher than anticipated product return rates. We may not be able to continue to achieve growth in net sales, and any such growth may not offset increases in operating expenses. Our operating results could also be harmed by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         We Depend on Headset Products.

We derived more than 50% of our net sales in the first quarter of 1999 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. * If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

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

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines; Sinoca Enterprises Co. Ltd., located in Taiwan; and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products manufactured by these manufacturers represented more than 50% of our net sales in the first quarter of 1999. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

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

       Potential Acquisitions Involve Risks.

We have acquired complementary technologies or businesses in the past and may or may not do so in the future. Future acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets. Any of these factors could harm our results of operations or stock price. Acquisitions involve numerous risks, including:

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

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section herein and in Form 10-K entitled "Additional Factors Affecting Operating Results and Market Price of Company Stock" for a discussion of factors that could affect future performance.






PART II -- OTHER INFORMATION


Item 1 and Items 3 through 5 are not applicable with respect to the current reporting period.

Item 2. -  Changes in Securities and Use of Proceeds.

    On January 20, 1999, the Company issued an aggregate of 50,000 shares of Common Stock to the former shareholders of PhoneZone.com, Inc. No underwriters were used in connection with this issuance. This issuance was deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506, of Regulation D thereunder.


Item 6. -- Exhibits and Reports on Form 8-K:

a.  Exhibits

27.1 Financial Data Schedule

b.  Reports on Form 8-K.

 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.






SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                                HELLO DIRECT, INC.
                                                   (Registrant)



April 19, 1999                           /s/    Dean Witter III
                                        ----------------------------
                                                Dean Witter III
                                            Chief Financial Officer
                                                 and Secretary