Form 10-Q
period 1999-06-30
HELLO DIRECT INC /DE/
filed 1999-08-10
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended June 30, 1999
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                               July 30, 1999
          -----                               -------------
Common Stock, Par Value $.001                   5,197,489

                         HELLO DIRECT, INC.
                     FORM 10-Q QUARTERLY REPORT

                         TABLE OF CONTENTS



PART I - Financial Information

Item 1. - Financial Statements

 - Condensed Balance Sheets as of June 30, 1999 and December 31, 1998

 - Condensed Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998

 - Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 1999 and 1998

 - Notes to Condensed Financial Statements

Item  2. -- Management's Discussion and Analysis of Financial
   Condition and Results of Operations

 - Results of Operations

 - Liquidity and Capital Resources

 - Additional Factors Affecting Operating Results and Market Price of
   Stock



Part II - Other Information

Items 1 through 3 and Item 5 are not applicable with respect to the current reporting period.

Item 4 - Submission of matters to a vote of security holders

Item 6. - Exhibits and Reports on Form 8-K

Signatures



Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,      December 31,
                                                        1999           1998
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $5,298         $5,745
     Short-term investments                                   0          3,860
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      7,151          5,491
     Inventories                                          6,602          6,119
     Deferred tax assets                                    894            847
     Other current assets                                 2,444          2,474
                                                   -------------  -------------
      Total current assets                               22,389         24,536

Notes receivable                                          4,078          4,239
Property and equipment, net                               7,655          6,246
Goodwill, net                                             1,800              0
                                                   -------------  -------------
     Total assets                                       $35,922        $35,021
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $3,069         $3,567
     Accrued expenses                                     1,580          1,736
                                                   -------------  -------------
      Total current liabilities                           4,649          5,303
Non-current liabilities                                     440            364
                                                   -------------  -------------
      Total liabilities                                   5,089          5,667

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          28,712         28,319
     Retained earnings                                    3,440          1,721
     Less treasury stock, at cost                        (1,324)          (691)
                                                   -------------  -------------
      Total stockholders' equity                         30,833         29,354
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $35,922        $35,021
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                       Three Months Ende  Six Months Ended
                                            June 30,           June 30,
                                     -----------------  ------------------
                                        1999     1998       1999     1998
                                     -------- --------  --------- --------
Net sales                            $19,282  $16,620    $38,732  $34,530
Cost of goods sold                     8,734    7,670     17,667   15,989
                                     -------- --------  --------- --------
      Gross profit                    10,548    8,950     21,065   18,541

Selling, general and administrative
  expenses                             8,696    7,866     17,345   16,076
Product development expenses             657      323      1,264      902
                                     -------- --------  --------- --------
      Operating income                 1,195      761      2,456    1,563
Other income, net                        186      204        410      407
                                     -------- --------  --------- --------
      Income before income taxes       1,381      965      2,866    1,970
Income taxes                             553      386      1,147      788
                                     -------- --------  --------- --------
      Net income                        $828     $579     $1,719   $1,182
                                     ======== ========  ========= ========

Basic per share amounts:
  Net income                           $0.16    $0.11      $0.33    $0.23
                                     ======== ========  ========= ========
  Weighted average shares outstanding  5,105    5,111      5,132    5,100
                                     ======== ========  ========= ========
Diluted per share amounts:
  Net income                           $0.16    $0.11      $0.32    $0.23
                                     ======== ========  ========= ========
  Weighted average shares outstanding  5,291    5,242      5,323    5,211
                                     ======== ========  ========= ========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                            ------------------
                                                               1999      1998
                                                            --------  --------
Cash flows from operating activities:
   Net income                                                $1,719    $1,182
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                         1,225       800
        Deferred income taxes                                   (61)      257
        Deferred rent                                            90        90
        Provision for returns and doubtful accounts              16       (75)
        Changes in items affecting operations:                    0         0
             Trade accounts receivable                       (1,664)     (687)
             Inventories                                       (483)     (974)
             Other current assets                                30       318
             Accounts payable and accrued expenses             (654)   (1,308)
                                                            --------  --------
        Net cash provided by (used in) operating activities     218      (397)
                                                            --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                       (2,434)     (643)
   Decrease (increase) in investments                         3,860    (2,669)
   Payments received on note receivable                         149       138
   Acquisition of company                                    (1,500)        0
                                                            --------  --------
        Net cash provided by (used in) investing activities      75    (3,174)
                                                            --------  --------
Cash flows from financing activities:
   Sale of common stock, net                                    348       143
   Purchase of treasury stock                                (1,088)        0
                                                            --------  --------
        Net cash provided by (used in) financing activities    (740)      143
                                                            --------  --------
Net decrease in cash and cash equivalents                      (447)   (3,428)
Cash and cash equivalents at beginning of period              5,745     5,135
                                                            --------  --------
Cash and cash equivalents at end of period                   $5,298    $1,707
                                                            ========  ========
Non-cash financing activities:
   Issuance of treasury stock for acquisition of company       $500        $0
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

Results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                        Three months ended    Six months ended
                                              June 30,            June 30,
                                           1999      1998       1999      1998
                                       --------- ---------   -------- ---------
Basic weighted average shares outstandi   5,105     5,111      5,132     5,100

Common stock options utilizing
  treasury stock method when dilutive       186       131        191       111
                                       --------- ---------   -------- ---------
Diluted weighted average shares outstan   5,291     5,242      5,323     5,211
                                       ========= =========   ======== =========

3. Recently Adopted Accounting Pronouncements

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months ended June 30, 1998
-----------------------------------------------------------------------------


Net Sales. Net sales reflect total sales less a provision for returns. Net sales increased $2,662,000, or 16.0%, to $19,282,000 in the three-month period ended June 30, 1999, from $16,620,000 for the comparable period in 1998. This increase was primarily attributable to an increase in both Internet and outbound telemarketing sales offset by a decrease in catalog sales. The decrease in catalog sales resulted despite a 6.0% increase in the number of catalogs distributed, to 7.1 million from 6.7 million. Average order size increased 9.3% to $281 from $257.

Gross Profit. Cost of goods sold includes merchandise cost, freight and duty, warranty expense, and packaging and shipping supplies. Gross profit increased $1,598,000, or 17.9%, to $10,548,000 in the three-month period ended June 30, 1999, from $8,950,000 for the comparable period in 1998. The gross margin percentage for the three-month period was 54.7% for 1999 versus 53.8% for 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $830,000, or 10.6%, to $8,696,000 in the three-month period ended June 30, 1999, from $7,866,000 for the comparable period in 1998. The dollar increase was associated with planned headcount additions to the Company's administrative management and sales groups. However, as a percentage of net sales, these expenses for the three-month period declined to 45.1% in 1999, as compared to 47.3% for the same three-month period in 1998. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses. Product development expenses increased $334,000, or 103.4%, to $657,000 for the three-month period ended June 30, 1999, from $323,000 for the comparable period in 1998. As a percentage of net sales, these expenses for the three-month period were 3.4% for 1999 versus 1.9% for the same three-month period in 1998. The increase was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1999 over the prior year.*

Other Income, net. Other income of $186,000 includes interest income and discounts for the three-month period ended June 30, 1999 versus $204,000 for the comparable period in 1998. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income. Net income increased $249,000, or 43.0% to $828,000 in the three-month period ended June 30, 1999, from $579,000 for the comparable period in 1998. This increase was due to the reasons discussed above.

Six Months Ended June 30, 1999 Compared to Six Months ended June 30, 1998
-------------------------------------------------------------------------

Net Sales. Net sales increased $4,202,000, or 12.2%, to $38,732,000 in the six-month period ended June 30, 1999, from $34,530,000 for the comparable period in 1998. This increase was primarily attributable to an increase in both Internet and outbound telemarketing sales offset by a decrease in catalog sales.

Gross Profit. Gross profit increased $2,524,000, or 13.6%, to $21,065,000 in the six-month period ended June 30, 1999, from $18,541,000 for the comparable period in 1998. The gross margin percentage for the six-month period was 54.4% for 1999 versus 53.7% for 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,269,000, or 7.9%, to $17,345,000 in the six-month period ended June 30, 1999, from $16,076,000 for the comparable period in 1998. The dollar increase was associated with planned headcount additions to the Company's administrative management and the sales groups. As a percentage of net sales, these expenses for the six-month period declined to 44.8% in 1999, as compared to 46.6% for the same six-month period in 1998. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses. Product development expenses increased $362,000, or 40.1%, to $1,264,000 for the six month period ended June 30, 1999, from $902,000 for the comparable period in 1998. As a percentage of net sales, these expenses for the six-month period were 3.3% for 1999 versus 2.6% for the same six-month period in 1998. The increase in absolute dollars was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these product development expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1999 over the prior year. *

Other Income, net. Other income of $410,000 includes interest income and discounts for the six-month period ended June 30, 1999 versus $407,000 for the comparable period in 1998. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income. Net income increased $537,000 or 45.4% to $1,719,000 in the six-month period ended June 30, 1999, from $1,182,000 for the comparable period in 1998. This increase was due to the reasons discussed above.

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

Cash provided by operating activities during the six-month period ended June 30, 1999, was $218,000. This was the result of $2,989,000 provided by operations including net income, depreciation and amortization and other non-cash charges, offset by $2,771,000 of changes in operating assets and liabilities. Cash provided by investing activities for the six-month period ended June 30, 1999, was $75,000, due primarily to a decrease in short-term investments of $3,860,000 and $149,000 of principal payments received on the note receivable. These amounts were offset by $1,500,000 used for the acquisition of PhoneZone.com, Inc. and $2,434,000 used for purchases of property and equipment. Cash used in financing activities during the six-month period ended June 30, 1999, was $740,000, relating primarily to $1,088,000 used for the purchase of treasury stock offset by $348,000 raised through the issuance of Common Stock pursuant to the Company's employee stock purchase and stock option plans.

Additions to equipment during the six-month period ended June 30, 1999 were $2,434,000 compared to $643,000 for the same period in the prior year. The asset purchases include tooling for proprietary products, hardware for infrastructure upgrades, and capitalized costs associated with the Company's call management and contact management software upgrades. The Company plans to expend between $3,500,000 and $4,500,000 for capital equipment for the year ending December 31, 1999.*

In the six months ended June 30, 1999, the Company used $1,088,000 for the purchase of 136,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through June 30, 1999, the Company has purchased 174,000 shares of Common Stock. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes that funds generated from operations, together with available cash, will be sufficient to fund its needs for working capital for the foreseeable future.* However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a bank at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, and as of June 30, 1999, the Company was not contingently liable for any issued and open letters of credit.

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

In connection with systems not scheduled for replacement, the Company has performed an accounting of these systems, contacted vendors and documented its findings. The findings indicate that although some information systems not scheduled for replacement are not compliant, the cost of replacing or upgrading those systems will not have a material effect on the operations of the Company.* To date, the Company has expended approximately $80,000 on Year 2000 corrections, and total Year 2000 corrections are expected not to exceed $100,000.*

In addition, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from its vendors, but there are no guarantees that these third-party systems will be compliant and that in the event of non-compliance it would not have a material effect on the operations of the Company. For example, if some of the Company's product vendors are not Year 2000 compliant, it could impact the Company's ability to obtain products from those vendors on a timely basis.

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

   Our Quarterly Operating Results are Likely to Fluctuate.

We have experienced and will experience quarterly variations in net sales and net income as a result of many factors, including the following:

 - the number and timing of catalog mailings,
 - catalog response rates,
 - product mix,
 - the level of selling, general and administrative expenses,
 - the timing and level of product development expenses, and
 - the timing and success of our competitors' new product introductions.

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

   We Depend on Headset Products.

We derived more than 50% of our net sales in the second quarter of 1999 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. * If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

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

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines; Sinoca Enterprises Co. Ltd., located in Taiwan; and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products manufactured by these manufacturers represented more than 50% of our net sales in the second quarter of 1999. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

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


PART II -- OTHER INFORMATION

Item 1 through 3 and Item 5 are not applicable with respect to the current reporting period.

Item 4. - Submission of matters to a vote of security holders

At the Annual Meeting of Stockholders of the Company, held on April 28, 1999, in San Jose, California, the stockholders elected six directors to serve until the next Annual Meeting of Stockholders; ratified and approved an amendment to the Company's 1995 Director Option Plan to increase the shares of Common Stock reserved for issuance thereunder by 75,000 shares; ratified and approved an amendment to the Company's 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 225,000 shares for issuance to the Company's employees who are former employees of PhoneZone.com; did not ratify and approve an amendment to the Company's 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 525,000 shares for issuance to the Company's employees and consultants; and ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

 Results of the Stockholder vote:

 Item                                  For         Withheld
------                                 ---         --------

Election of Directors
----------------------
             Gerald L. Beckwith        4,102,061   726,047
             John W. Combs             4,102,061   726,047
             E. Alexander Glover       4,102,061   726,047
             John B. Mumford           4,098,754   729,354
             William P. Sousa          4,102,061   726,047
             Charles E. Volwiler       4,102,061   726,047



 Item                                  For         Against  Abstain  Not Voted
------                                 ---         -------  -------  ---------

Approve amendment to Director Option Plan
-----------------------------------------
                                       1,634,670   460,496  11,256   2,721,686

Approve amendment to 1995 Stock Plan for the former employees of PhoneZone.com
------------------------------------------------------------------------------
                                       1,583,797   449,094  6,691    2,788,526

Approve amendment to 1995 Stock Plan for  employees and consultants
-------------------------------------------------------------------
                                       757,711     1,269,83 12,041   2,788,526

Ratify the appointment of  KPMG LLP
-----------------------------------
                                       4,815,163   8,138    4,807       -


Item 6. -  Exhibits and Reports on Form 8-K:

a.  Exhibits

3.1  Amended and Restated Bylaws

10.1 1995 Stock Plan (1)

10.2 Director Option Plan (1)

27.1 Financial Data Schedule


a.  Reports on Form 8-K.

 No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.







(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 22, 1999.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                  HELLO DIRECT, INC.
                                    (Registrant)


August 10, 1999
---------------
      Date                     /s/  Dean Witter III
                               ---------------------
                                    Dean Witter III
                                Chief Financial Officer
                                     and Secretary