Form 10-Q
period 1999-09-30
HELLO DIRECT INC /DE/
filed 1999-10-20
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended September 30, 1999
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                              October 20, 1999
          -----                               -------------
Common Stock, Par Value $.001                   5,222,825

                         HELLO DIRECT, INC.
                     FORM 10-Q QUARTERLY REPORT

                         TABLE OF CONTENTS



PART I - Financial Information

Item 1. -- Financial Statements

      Condensed Balance Sheets as of September 30, 1999 and
        December 31, 1998

      Condensed Statements of Operations for the Three and Nine
        Months Ended September 30, 1999 and 1998

     Condensed Statements of Cash Flows for the Nine Months Ended
       September 30, 1999 and 1998

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

Item 4.- Submission of matters to a vote of security holders

Item 6. - Exhibits and Reports on Form 8-K

Signatures


Part 1.  Financial Information
Item 1.   Financial Statements

                              HELLO DIRECT, INC.
                           CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                    September 30,   December 31,
                                                        1999           1998
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $6,666         $5,745
     Short-term investments                                   0          3,860
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                      8,009          5,491
     Inventories                                          5,754          6,119
     Deferred tax assets                                    912            847
     Other current assets                                 2,059          2,474
                                                   -------------  -------------
      Total current assets                               23,400         24,536

Notes receivable                                          3,996          4,239
Property and equipment, net                               8,928          6,246
Goodwill, net                                             1,700              0
                                                   -------------  -------------
     Total assets                                       $38,024        $35,021
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $3,543         $3,567
     Accrued expenses                                     2,014          1,736
                                                   -------------  -------------
      Total current liabilities                           5,557          5,303
Non-current liabilities                                     413            364
                                                   -------------  -------------
      Total liabilities                                   5,970          5,667

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          29,629         28,319
     Notes receivable from stock sales                     (742)             0
     Retained earnings                                    4,485          1,721
     Less treasury stock, at cost                        (1,323)          (691)
                                                   -------------  -------------
      Total stockholders' equity                         32,054         29,354
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $38,024        $35,021
                                                   =============  =============

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                         CONDENSED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                        -------------------  --------- ---------
                                        1999      1998       1999      1998
                                        --------- ---------  --------- ---------
Net sales                                $20,229   $17,016    $58,961   $51,547
Cost of goods sold                         9,015     7,791     26,682    23,780
                                        --------- ---------  --------- ---------
      Gross profit                        11,214     9,225     32,279    27,767

Selling, general and administrative
  expenses                                 9,097     7,771     26,442    23,848
Product development expenses                 603       547      1,867     1,449
                                        --------- ---------  --------- ---------
      Operating income                     1,514       907      3,970     2,470
Other income - net                           153       198        563       605
                                        --------- ---------  --------- ---------
      Income before income taxes           1,667     1,105      4,533     3,075
Income taxes                                 622       441      1,769     1,229
                                        --------- ---------  --------- ---------
      Net income                          $1,045      $664     $2,764    $1,846
                                        ========= =========  ========= =========

Basic per share amounts:
  Net income                               $0.20     $0.13      $0.54     $0.36
                                        ========= =========  ========= =========
  Weighted average shares outstanding      5,177     5,122      5,147     5,106
                                        ========= =========  ========= =========
Diluted per share amounts:
  Net income                               $0.20     $0.13      $0.52     $0.36
                                        ========= =========  ========= =========
  Weighted average shares outstanding      5,321     5,177      5,322     5,199
                                        ========= =========  ========= =========

           See accompanying notes to condensed financial statements.

                              HELLO DIRECT, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           ------------------
                                                              1999      1998
                                                           --------  --------
Cash flows from operating activities:
   Net income                                               $2,764    $1,846
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                        1,965     1,237
        Deferred income taxes                                 (151)      186
        Deferred rent                                          135       135
        Allowance for returns and doubtful accounts            174       (38)
        Issuance of common stock for services                    0        15
        Changes in items affecting operations:
             Trade accounts receivable                      (2,674)     (911)
             Inventories                                       365      (302)
             Other current assets                              415       660
             Accounts payable and accrued expenses             254    (1,025)
                                                           --------  --------
        Net cash provided by operating activities            3,247     1,803
                                                           --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                      (4,347)   (2,239)
   Decrease (increase) in investments                        3,860    (1,881)
   Funding of note receivable                                  225         0
   Payments received on note receivable                     (1,500)      209
                                                           --------  --------
        Net cash used in investing activities               (1,762)   (3,911)
                                                           --------  --------
Cash flows from financing activities:
   Sale of common stock, net                                   524       259
   Purchase of treasury stock                               (1,088)        0
                                                           --------  --------
        Net cash provided by (used in) financing activities   (564)      259
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents           921    (1,849)
Cash and cash equivalents at beginning of period             5,745     5,135
                                                           --------  --------
Cash and cash equivalents at end of period                  $6,666    $3,286
                                                           ========  ========

Noncash financing activities:
   Issuance of treasury stock for aquisition of company       $500        $0
                                                           ========  ========
   Issuance of notes receivable from stock sales              $742        $0
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

Results of operations for the three and nine-month periods ended
September 30, 1999 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

(in thousands)                             Three months ended Nine months ended
                                              September 30,      September 30,
                                           -------------------------------------
                                              1999      1998     1999      1998
                                           --------  -------- --------  --------
Basic weighted average shares outstanding    5,177     5,122    5,147     5,106

Common stock options utilizing
  treasury stock method when dilutive          144        55      175        93
                                           --------  -------- --------  --------
Diluted weighted average shares outstanding  5,321     5,177    5,322     5,199
                                           ========  ======== ========  ========

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales.      Net sales reflect total sales less a provision for returns.
Net sales increased $3,213,000 or 18.9% to $20,229,000 in the three-month period ended September 30, 1999, from $17,016,000 for the comparable period in 1998. This increase was primarily attributable to an increase in sales generated by the Company's corporate (outbound) telemarketing group and an increase in the average order size, to $299 from $266 including a 7.8% increase in the number of catalogs distributed, to 7.8 million from 7.3 million.

Gross Profit.    Cost of goods sold includes merchandise cost, freight
and duty, warranty expense, and packaging and shipping supplies. Gross profit increased $1,989,000 or 21.6% to $11,214,000 in the three-month period ended September 30, 1999, from $9,225,000 for the comparable period in 1998. The gross margin for the three-month period was 55.4% for 1999 versus 54.2% for 1998.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $1,326,000 or 17.1% to $9,097,000 in the three-month period ended September 30, 1999, from $7,771,000 for the comparable period in 1998. This increase was primarily the result of planned headcount additions to the Company's administrative management and the sales groups. As a percentage of net sales, these expenses for the three-month period decreased to 45.0% in 1999 as compared to 45.7% for the same three-month period in 1998. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$56,000 or 10.2% to $603,000 for the three-month period ended September 30, 1999, from $547,000 for the comparable period in 1998. As a percentage of net sales, these expenses for the three-month period were 3.0% for 1999 versus 3.2% for the same three-month period in 1998. The increase in absolute dollars was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1999, over the prior year.

Other Income-net. Other income of $153,000 includes interest income and discounts for the three-month period ended September 30, 1999 versus $198,000 for the comparable period in 1998. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable, while discounts are earned on early payment for products and services.

Net Income.     Net income increased $381,000 or 57.4% to $1,045,000 in the three month period ended September 30, 1999, from $664,000 for the comparable period in 1998. This increase was primarily due to the reasons discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Sales.      Net sales increased $7,414,000 or 14.4% to $58,961,000 in
the nine-month period ended September 30, 1999, from $51,547,000 for the comparable period in 1998.

Gross Profit.    Gross profit increased $4,512,000 or 16.2% to
$32,279,000 in the nine-month period ended September 30, 1999, from $27,767,000 for the comparable period in 1998. The gross margin for the nine-month period was 54.7% for 1999 versus 53.9% for 1998.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $2,594,000 or 10.9% to $26,442,000 in the nine-month period ended September 30, 1999, from $23,848,000 for the comparable period in 1998. This dollar increase was primarily the result of planned headcount additions to the Company's administrative management and the sales groups. As a percentage of net sales, these expenses for the nine-month period decreased to 44.8% in 1999 as compared to 46.3% for the same nine-month period in 1998. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog.
Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$418,000 or 28.8% to $1,867,000 for the nine-month period ended September 30, 1999, from $1,449,000 for the comparable period in 1998. As a percentage of net sales, these expenses for the nine-month period were 3.2% for 1999 versus 2.8% for the same nine-month period in 1998. The increase in absolute dollars was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these product development expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 1999, over the prior year.

Other Income-net. Other income of $563,000 includes interest income and discounts for the nine-month period ended September 30, 1999 versus $605,000 for the comparable period in 1998. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income.     Net income increased $918,000 or 49.7% to $2,764,000 in the nine-month period ended September 30, 1999, from $1,846,000 for the comparable period in 1998. This increase was primarily due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and borrowings under its revolving bank line of credit.

Cash provided by operating activities during the nine-month period ended September 30, 1999, was $3,247,000. This consisted of $4,887,000 provided by operations including net income, depreciation and amortization and other non-cash charges offset by $1,640,000 of changes in operating assets and liabilities. Cash used in investing activities for the nine-month period ended September 30, 1999 was $1,762,000, due primarily to purchases of property and equipment of $4,347,000 and the acquisition of PhoneZone.com, Inc. of $1,500,000. These amounts were offset by a decrease in short-term investments of $3,860,000 and by principal payments received on a note receivable of $225,000. Cash used in financing activities during the nine-month period ended September 30, 1999 was $564,000 relating primarily to the purchase of treasury stock of $1,088,000, offset by cash received for the issuance of common stock pursuant to the Company's employee stock purchase and stock option plans of $524,000.

Additions to equipment during the nine-month period ended September 30, 1999 were $4,347,000 compared to $2,239,000 for the same period in the prior year. The asset purchases include tooling for proprietary products, hardware for infrastructure upgrades, and capitalized costs associated with the Company's call management and contact management software upgrades. The Company plans to expend between $4,500,000 and $5,000,000 for capital equipment for the year ending December 31, 1999.

In the nine months ended September 30, 1999, the Company used $1,088,000 for the purchase of 136,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through September 30, 1999, the Company has purchased 174,000 shares of Common Stock. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes funds generated from operations, together with available cash, will be sufficient to fund its needs for working capital for the next twelve months. However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a bank at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, and as of September 30, 1999, the Company was not contingently liable for any issued and open letters of credit.

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

The Company's internal information systems include all hardware and software used in its computer and phone systems. The Company has completed an assessment of its internal information systems relative to the Year 2000 issue. The assessment review was broken down between (a) information systems scheduled for replacement or modification before the year 2000 as part of the Company's ongoing technology review and assessment process and (b) information systems that have not been scheduled for replacement or modification. In connection with the assessment of information systems scheduled for replacement or modification, the Company has confirmed the hardware and software replacing or modifying existing hardware and software is Year 2000 compliant. The scheduled replacement and modification of information systems is complete, and 90 - 95% of final Year 2000 compliance testing has taken place. In the event the Company did not properly replace, upgrade or test key non-compliant systems, the Company has determined that it can operate in a manual mode, for a limited period, while appropriate corrective actions are taken with respect to non-compliant systems.

In connection with systems not scheduled for replacement, the Company has performed a complete accounting of these systems, contacted vendors and documented its findings. The findings indicate that although some information systems not scheduled for replacement are not compliant, the cost of replacing or upgrading those systems will not have a material effect on the operations of the Company. To date, the Company has expended approximately $100,000 on Year 2000 corrections, and total Year 2000 corrections are expected not to exceed $120,000.

In addition, the Company has formally communicated with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received some assurances regarding these issues from its vendors, but there are no guarantees these third party systems will be compliant or that in the event of non-compliance possible systems problems experienced by such vendors would not have a material effect on the operations of the Company. For example, if some of the Company's product vendors are not Year 2000 compliant, it could impact the Company's ability to obtain products from those vendors on a timely basis.

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

  Our Future Operating Results are Uncertain.

We have grown rapidly and achieved profitability as a result of the growth in net sales generated by our outbound telemarketing efforts and our Internet site, and the success of our product offering, particularly of our proprietary headset products. We may not be able to maintain profitability on a quarterly or annual basis or continue to increase our net sales. Our net sales will continue to grow only if we are able to, among other things, increase sales to existing customers, grow our customer base and expand our product offering. Our operating results could be harmed if we were to experience lower than anticipated sales from our outbound telemarketing efforts and our Internet site or higher than anticipated product return rates. We may not be able to continue to achieve growth in net sales, and any such growth may not offset increases in operating expenses. Our operating results could also be harmed by delays in new product introductions, poor product selection and poor market acceptance of new products or increased competition.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Our Quarterly Operating Results are Likely to Fluctuate.

We have experienced and will continue to experience quarterly variations in net sales and net income as a result of many factors, including the following:

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

  We Depend on Headset Products.

We derived more than 50% of our net sales in the third quarter of 1999 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

  We Rely on Sole or Limited Source Suppliers and Foreign Manufacturing.

A relatively small number of manufacturers produces a substantial portion of our proprietary products. Only three sources manufacture most of these products, including all of our headset products. To date, we have been able to obtain adequate supplies of these products, although on occasion we have incurred additional delivery costs to air ship products to obtain inventory in a timely manner. If we are unable in the future to obtain sufficient quantities of sole- or limited-source products, or to develop alternative sources, shortages of such products would occur. This would harm our net sales and operating results.

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines; and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products manufactured by these manufacturers represented more than 50% of our net sales in the third quarter of 1999. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturers, our future success will depend in large measure upon our ability to maintain such relationships.

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

  Our Business is Highly Competitive.

The market for customer-premise telecommunications products is highly competitive. We compete with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could harm our ability to compete, including:

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

difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company, diverting management's attention from other business concerns, impairing relationships with our customers, being unable to maintain uniform standards, controls, procedures and policies, entering markets in which we have no direct prior experience, and losing key employees of the acquired company.

We may not be able to successfully integrate the businesses, technologies or personnel that we acquire in the future.

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

  Costs of Catalog Mailing, Paper and Printing May Increase.

Increases in postal rates and paper and printing costs increase the cost of our catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm our financial position and results of operations to the extent that we are unable either to pass such increases directly on to customers by raising prices or to offset such increases by implementing more efficient printing, mailing and delivery systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We Face Risks Associated with Managing a Growing Business.

We have experienced significant growth in our operations that has placed significant demands on our administrative, operational and financial resources. The growth in our customer base and changes in our product offerings have placed, and we expect will continue to place, a significant strain on our management and operations, including on our product development, sales, customer service and finance and administration staffs. Our future performance will depend in part on our ability to successfully implement enhancements to our management information systems and to adapt those systems, as necessary, to respond to changes in our business. If we are unable to successfully integrate and train new hires, or if we are unable to respond to and manage changing business conditions, our business could suffer.

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

Item 4. - Submission of matters to a vote of security holders

At the Special Meeting of Stockholders of the Company, held on September 2, 1999, in San Jose, California, the stockholders ratified and approved an amendment to the Company's 1995 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 225,000 shares for issuance to the Company's employees and consultants.

Results of the Stockholder vote:

Approve Amendment to 1995 Stock Plan for current employees and consultants
---------------------------------------------------------------------
                                         For      Against   Abstain
                                     ----------- ---------- --------
                                      3,493,799  1,421,412   13,972

Item 6. -  Exhibits and Reports on Form 8-K:

Exhibits

27.1 Financial Data Schedule


Reports on Form 8-K.

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.






SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                  HELLO DIRECT, INC.
                                    (Registrant)


October 20, 1999
----------------
      Date                      /s/ Dean Witter III
                                -----------------------
                                    Dean Witter III
                                Chief Financial Officer
                                     and Secretary