Form 10-K405
period 1999-12-31
HELLO DIRECT INC /DE/
filed 2000-03-30
CIK 937265

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

                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock, par value $.001 per share, held by non-affiliates of the Registrant, based upon the closing price at March 3, 2000 was approximately $44,461,000. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

     The number of shares of Registrant's Common Stock, par value $.001 per share, outstanding at March 3, 2000 was 5,262,641.

Documents Incorporated By Reference

1. Portions of the Proxy Statement sent to stockholders in connection with the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference into Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.


================================================================================

                              HELLO DIRECT, INC.

                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 1999

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

        Founded in 1987, Hello Direct, Inc. is a Delaware corporation with principal executive offices located at 5893 Rue Ferrari, San Jose, California 95138. On January 20, 1999, the Company acquired PhoneZone.com, Inc. (PhoneZone), a privately held company. PhoneZone was founded in 1996 and is a source of comparative research, analysis and purchase information on telecom and networking solutions for small- and medium-size companies. The terms "Hello Direct" and the "Company" refer to Hello Direct, Inc. and subsidiary, unless the context indicates otherwise. The Company's main telephone number is (408) 972-1990.

        The Company is a leading developer and direct marketer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company's primary marketing channels to its customers are direct mail solicitation through catalogs, outbound telemarketing and the internet. During 1999, the Company distributed 29.6 million catalogs and processed 330,000 orders from customers.

Products

        The Company sells telecommunications products that are divided into two main categories: Hello Direct Proprietary products, which amounted to approximately 54% of net sales in 1999 and National Branded products, which accounted for the remaining 46% of net sales.

        Hello Direct Proprietary Products The Company's proprietary product offerings include approximately 80 SKUs of commercial-grade headset products including corded headset tops, amplifiers, cordless headset systems, and a variety of related accessories. The Company's exclusive headset brands include Ultralight(regTM), Solo(regTM), Executive(TM), Cordless(TM)XLT, and Office Rover. Headsets are offered in multiple variants to address user preferences for features, price, fit, and feel. Headset products have been a key Hello Direct product category since 1988. Hello Direct introduced the first commercial-grade wireless telephone headset by incorporating 900 MHz technology, which provided the wireless headset with greater range and sound clarity than earlier technology. Since then, the Company has released a series of innovations to its corded and cordless headset product offerings. The Company also expanded its proprietary product offering to include an equipment-equipment interface solution - the LineStein(TM) Digital Adapter, a revolutionary self-learning analog-to-digital phone line adapter introduced in 1998. The LineStein Digital Adapter solves the problem of incompatibility of telephone systems with much of the peripheral equipment that can be connected to them.

The Company introduced the Solo II telephone headset, the Cordless XLT and the LineStein Battery Module in 1999. The Solo II telephone headset, an entirely new over-the-ear style headset features an ergonomically contoured flexible backbone the user can customize for a comfortable fit. Over-the-ear headsets are the choice of many telephone intensive professionals dissatisfied with the headband or pad found on conventional over-the-head headsets. The Cordless XLT is the next generation over-the-head cordless headset featuring the Hello Direct-developed LearnIt(TM) smart chip technology, which makes it simple to set up. The Cordless XLT weighs in at just six ounces, including either the standard four-hour or an optional nine-hour battery, and operates at the 900 MHz frequency for the utmost in sound quality and range. The LineStein Battery Module is an accessory product for the popular LineStein product which provides battery power for situations where an AC power source is not available. For a discussion of the risks related to the Company's dependence on headset products, see "Factors Affecting Operating Results and Market Price of Stock-We Depend on Headset Products." For a discussion of the risks related to the Company's need to develop new products, see "Factors Affecting Operating Results and Market Price of Stock-We Need to Develop
New Products Successfully."

        National Branded Products Hello Direct's nationally branded product line includes selected telephones, small business telephone systems (under 16 stations), audio and video conferencing equipment, wireless telephones, telephone accessories, amplification products, and office communications accessories. Leading brand names include Plantronics, AT&T, Nortel
Networks, Panasonic, Uniden, Vtech, Nextel, and Polycom.

Development of Proprietary Products

        A key element of the Company's business strategy is to develop and introduce innovative proprietary products. In addition to strengthening the product offering, increasing sales, and providing higher gross margins, the Company believes offering proprietary products enhances awareness of the Hello Direct brand name. The Company's product development team generates new product specifications and manages the development process. Hello Direct works with third parties for most engineering and design and for all manufacturing.

        The Company relies upon customer feedback and input as a primary source of new product ideas and enhancements to current products. The Company developed its wireless headset as a result of customer requests and has continued to enhance this product, in response to customer feedback.
Similarly, based on customer feedback regarding existing corded headsets, the Company has developed a proprietary family of corded headsets that addresses specific customer preferences for features, price, comfort, fit, and feel. In addition to individual customer contacts, Hello Direct regularly conducts target customer surveys and focus groups to solicit customer feedback and generate product development ideas. The Company also obtains product development ideas from trade shows, industry journals, and suppliers.

        Hello Direct concentrates its proprietary product development in two critical interface areas: the human-equipment interface and the equipment-equipment interface. Hello Direct's human-equipment interface leadership is well known and respected. Through advancements in design and engineering, Hello Direct headsets and amplifiers have continually been leaders in comfort, ease of use, and sound quality. It has been estimated that less than 10% of office workers in the United States use telephone headsets. This percentage is expected to grow for two reasons: first, a headset frees both hands to operate computer and fax equipment, take notes, etc.; and second, headsets result in less neck strain than cradling traditional handsets between neck and shoulder.

        Providing solutions for equipment-equipment interface issues is not as well understood, but just as important for Hello Direct customers. The integration of telephony products such as headsets, teleconferencing units, and modems with business telephone systems is a source of significant confusion and frustration for end users and installers. Unless properly configured, analog telephony products are incompatible with digital phone systems such as PBXs. The problem is compounded as other technologies, including computer, fax, and video, rely on connectivity with telephone systems. For a discussion of the risks related to new products and product enhancements, see "Factors Affecting Operating
Results and Market Price of Stock-We Need to Develop New Products
Successfully."

        As part of its development process, the Company has entered, and expects to continue to enter, into development agreements whereby the Company will pay all or a portion of product development costs, license technology and make royalty payments based on product sales. The Company's product development expenses were $2,599,000, $2,036,000, and $1,592,000, in 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        LearnIt   Telephone accessories such as headsets and external speaker phones typically access networks through the handset jack. Since each manufacturer uses different interface protocols, suppliers have had to provide telephone-specific accessories or, like the Company, universal accessories which users must manually configure. The problem has been exacerbated by the proliferation of proprietary telephone systems and accessories. During 1993, the Company began development of LearnIt, which uses two custom integrated circuits to interface automatically with the protocols of a particular unit and thereby eliminate the need for manual adjustments. LearnIt, which was initially incorporated into headset products, improves product performance by enhancing sound quality and makes products more user-friendly by simplifying the installation process. LearnIt technology, incorporated into an adapter, can also be used to provide access through the telephone handset jack to other analog communications products such as teleconferencing units, facsimiles, and modems. The SuperPro headset amplifier and the LineStein digital adapter incorporate Hello Direct's patented LearnIt chip, which eliminates the need for customers to reconfigure DIP switches manually each time their telephone equipment must be interfaced with other telephone systems.
Instead, LearnIt "learns" the protocol of the other equipment and automatically configures the interface to ensure optimum voice and data transmission quality.

Sales, Marketing, and Customer Service

        Inbound Sales

        The Company relies on promotional materials delivered by mail to its customers and rented lists of prospective customers to market its products. The Company's promotional materials contain information on how to place an order with the Company by phone, internet, fax, or mail.

        The Company believes that prompt and courteous sales assistance and customer service are essential in encouraging customers to make repeat purchases from Hello Direct. The objective of the Company's inbound sales organization, which is responsible for inbound sales, technical support, customer service, and all sales-related order processing functions, is to provide excellent sales assistance and customer service. The Company currently has approximately 70 people in this organization.

        The Hello Direct catalog, the Company's primary sales tool, is a direct response catalog designed to provide all the information necessary for a customer to purchase any of the Company's telecommunications products. The catalog includes product descriptions, full-color photographs, product specifications and prices, as well as information concerning the use and applications of telecommunications products. It has an end user orientation and is designed to appeal to both technical and non-technical users. The product copy follows the generally accepted direct response principles of presenting user benefits, explaining product features, and soliciting orders. The catalog also features a complete easy to use index and "Fast Facts," a service by which the Company will fax customers detailed information on specific products offered in the catalog.

        In 1999, the Company's catalogs were 60 pages each. The Company distributed 29.6 million catalogs during 1999, an increase of 5.5% from the 28.0 million catalogs distributed in 1998. The Company publishes four editions of its catalog annually. Each edition is produced in at least four versions, featuring different covers and updated product offerings. The Company's customers receive up to 13 catalogs per year.

        The Company's full-color catalogs are produced in-house on advanced desktop publishing equipment. Substantially all of the text, graphics, and photos used in the catalog are completely digitized. Use of desktop publishing equipment for page production has provided the Company significant flexibility, speed, and cost savings over traditional catalog production methods.

        Outbound Telemarketing

        The Company maintains a comprehensive database of customers' purchasing history which is used by the direct marketing group to identify high-volume and potential high-volume customers and to target special promotions and product offerings. The corporate accounts sales force
(outbound telemarketing) cultivates customers targeted through this program and provides them with a specific representative to serve their individual needs. The Company currently has approximately 45 people in this organization, which includes both the corporate account sales associates as well as administrative assistants to serve these customers and to identify potential target customers.

        The Company's outbound telemarketing efforts target corporate accounts with a focus on the small- to medium-sized call center environments. The Company believes this is a rapidly growing market segment which typically purchases higher-margin products in larger order sizes and does significant repeat business. The Company believes its focused outbound telemarketing efforts represent a cost-effective and complementary sales channel to its catalog. Outbound telemarketing sales grew substantially in 1999 and now contribute 44% of the Company's total revenue.

        Internet

        The Company offers its full catalog product offering on the internet at its web site, www.hellodirect.com. The revenue generated from the internet was approximately 11% of net sales in 1999, and both order volume and average order value are increasing. The Company has been selling over the internet since 1994, and its internet site has won numerous awards from the direct marketing industry. The internet seamlessly complements the Company's catalog and outbound telemarketing efforts and has been a productive sales channel. The Company anticipates that the rate of growth of its internet sales channel will continue to exceed that of its other sales channels in 2000.

Procurement

        The Company purchases most of its products in large volumes directly from manufacturers, who deliver the merchandise to the Company's distribution center. The Company believes that, because of its volume purchases and its direct response channel, it has benefited from favorable pricing, payment, and delivery terms and promotional allowances from its suppliers. The Company believes it has good relationships with its suppliers and to date has not experienced any difficulty in obtaining products.

        A substantial portion of the Company's purchases of brand name and private label products is concentrated with a relatively small number of manufacturers. However, the Company believes that alternate sources of supply are available for almost every third party product it carries. Sales of brand name products represented approximately 46% of net sales in 1999. The failure of an existing significant supplier to provide products would have a material adverse affect on the Company's operating results until the Company could develop an alternate source of supply or an alternate product. Certain vendors provide advertising allowances to the Company to promote sales of their products. In addition, the Company typically receives price protection for on-hand inventory should a vendor subsequently lower product prices. Under most of the Company's purchase agreements, the Company can return unsold inventory to its suppliers.

        All the Company's proprietary products are manufactured by independent contractors according to specifications and conditions set by the Company. Each independent contractor must meet the Company's specifications relating to the manufacturing process and quality in order to qualify to manufacture Hello Direct products. The Company's strategy is to continue using independent contractors to meet its manufacturing requirements. For a discussion of the risks related to its reliance on manufacturers, see "Factors Affecting Operating Results and Market Price of Stock-We Rely on
Sole or Limited Source Suppliers and Foreign Manufacturing."

Quality Assurance

        Hello Direct's quality assurance program is dedicated to maximizing customer satisfaction. To achieve this goal, the Company oversees various aspects of quality assurance related to catalog and web site content, customer qualification, order entry, product fulfillment, post-sales support and customer follow-up. The Company tests and evaluates every product considered for inclusion in the Hello Direct catalog and web site. The Company's quality assurance personnel work with the Company's product development team to assure all new proprietary products meet the Company's quality standards.

Management Information and Call Processing Systems

        Hello Direct is committed to using a high level of information and communications systems to manage all aspects of its business. The Company currently uses a Hewlett-Packard 3000 Model 928 to support sales, marketing, procurement, accounting and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions and provide product availability and order status information. In addition to the main system, the Company has a system of network servers and computers, which facilitates data gathering/sharing and provides an automated office environment. Hello Direct has standardized its server environment on Compaq Proliant, Microsoft NT, and Microsoft SQL. These standards create a robust, best-practices infrastructure to support the Company's business applications and processes. In 1998 Company purchased new sales, support and customer interaction software and during 1999 implemented the sales and support functions of this software.

        The Company uses an Aspect 200-R Automated Call Distributor, which includes a fully redundant hardware and software platform and desktop software tools to provide each supervisor with accurate call management information.

        The Company's success depends in part on the accuracy and proper use of its management information systems and call processing systems. These investments are intended to continue to improve the Company's customer care capabilities and the Company's customer information database.

Competition

        The market for customer-premise telecommunications products is highly competitive. The Company competes with a variety of traditional dealers, distributors, and retailers, including catalog companies, electronics specialty stores, and office products and computer superstores. A variety of external and internal factors could adversely affect the Company's ability to compete. These include the functions, performance, price, and reliability of the products offered by the Company and its competitors and the effectiveness of the marketing efforts of the Company and its competitors. Certain competitors of the Company have greater financial, technical, sales, marketing, and other resources than the Company. There can be no assurance that the Company will compete effectively against existing competitors or new competitors that may enter the market. In addition, while the Company currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end users via catalog, outbound telemarketing, and the internet, there can be no assurance that the Company will be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that the Company may enter or that may be developed for telecommunications products for such customers. See "Factors Affecting Operating Results and Market Price of Stock - Our Business is Highly Competitive."

        Sales of the Company's proprietary commercial-grade headset products accounted for approximately 50% of the Company's total net sales for 1999. Hello Direct faces competition in this product category from a variety of sources. The Company believes Plantronics, Inc. is the leading manufacturer of telephone headset products. The Company currently sells a comprehensive assortment of Plantronics products through its telemarketing group and offers a full range of Plantronics products in its catalog. In traditional telecommunications sales channels, such as distributors and telephone systems dealers, headset products are generally sold as "add-on sales" in connection with other purchases. The Company believes specialized headset product distributors such as Communitech and GBH Distributors generally focus their sales efforts on fulfilling existing demand from traditional high volume headset users, such as large call centers, and devote little or no resources to marketing to small- and medium-sized businesses. Hello Direct, through its outbound telemarketing efforts, markets to these relatively underserved small- and medium-sized businesses. Certain office and computer products dealers also sell headset products which are primarily lower quality consumer-grade.

        Telecom and cellular products are sold through a wide variety of channels ranging from large discount chains and mass merchandisers to specialized catalog operations. Hello Direct faces strong competition in this area, and has responded by focusing its efforts on providing strong customer service and product support and by focusing on a selection of superior, high quality, value added national brand products that may be difficult to find elsewhere or are sufficiently early in their product life cycles to appeal to customers seeking innovative telecommunications solutions. This product category is comprised primarily of brand-name products which are widely available through alternate suppliers. The Company competes with such suppliers on the basis of features and price; however, because the Company limits its branded product offering to innovative and high quality value added products, the Company does not compete for commodity sales.

        In the telephone systems product category, Hello Direct faces competition primarily from dealers of specialty systems which sell telephone systems using direct sales forces. Such dealers, however, generally focus their resources on call-processing systems and products in the $5,000 and over price range. In contrast, Hello Direct is a direct marketer of commercial-grade telecommunications products selling for under $5,000. While certain retail stores sell lower-priced telephone systems and accessories, selection and support in such retail outlets is minimal.


Intellectual Property Rights

        The Company relies on a combination of patent, copyright, trademark, and trade secret laws and contractual provisions to protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, contractors, consultants, distributors, and corporate partners, and limits access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

        There are currently no pending material claims that the Company's products, trademarks, or other proprietary rights significantly infringe the proprietary rights of third parties. In the event of litigation and an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be adversely affected. See "Factors Affecting Operating Results and Market Price of Stock - We Face Risks Associated with Intellectual Property Rights."

Personnel

        The Company had 248 full time and part time employees at March 1, 2000. The Company sponsors a number of employee benefit plans including medical/dental insurance plans, life and long-term disability insurance plans, flexible spending accounts, an employee stock purchase plan, a 401(k) salary deferral plan, and an employee profit-sharing plan. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Executive Officers of the Company

Name of Executive Officer  Age       Positions with the Company
-------------------------  ----  -----------------------------------
E. Alexander Glover         56   President, Chief Executive Officer
                                   and Director
Ronald J. Becht, Jr.        44   Vice President of Product Marketing
Ruth A. Grouell             53   Vice President of Organizational
                                   Development
Dennis P. Waldera           51   Vice President of Direct Marketing
Dean Witter III             52   Chief Financial Officer and Secretary
Michael S. Young            49   Vice President, Chief Information Officer
                                   and Chief E-Commerce Officer


        The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Each officer holds office until the first meeting of the Board following the next Annual Meeting and until a successor is chosen. Biographical information for the executive officers follows:

        E. Alexander Glover was appointed President in June, 1997 and Chief Executive Officer of the Company in December, 1997 after joining the Company in 1995 as Executive Vice President. From 1983 to 1994, Mr.
Glover was Senior Vice President, Marketing and R&D for Kransco Group Companies ("Kransco"), the largest privately held toy and sporting goods company in the United States. Mr. Glover was also a member of the Corporate Executive Committee at Kransco. From 1969 to 1983, Mr. Glover progressed through various senior marketing management positions with Procter & Gamble Co., in its Paper and Packaged Soap/Detergent Divisions. Mr. Glover holds a B.A. from Harvard and an M.B.A. from Stanford University.

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

        Ruth A. Grouell joined the Company in 1998. From 1995 to 1997, she was Director of Human Resources for Geron Corporation, a biotech company.
From 1993 to 1995, she managed the training and development department for Syntex Pharmaceuticals. From 1988 to 1991, she led efforts to re-engineer business processes at Ford Aerospace. Earlier, she was an organizational development consultant for the U.S. Army in Europe. Ms. Grouell holds a B.A. in English from the University of Iowa and an M.S. in Counseling from San Diego State University.

        Dennis P. Waldera joined the Company in 1996. From 1983 through early 1996, Mr. Waldera held various positions, lastly Executive Vice President and Managing Director, with Clarion Marketing and Communications, one of the largest marketing consulting, sales promotion, and direct marketing services firms in the United States. He was also a member of Clarion's Management Committee and Board of Directors. From 1978 through 1982, Mr. Waldera was a Vice President of Glendinning Associates, a marketing, promotion, and sales consulting company. Mr. Waldera began his career at Procter & Gamble Co., where from 1972 to 1978 he progressed through various marketing management positions in the Paper Products Division.
Mr. Waldera holds a B.B.A. from the University of Wisconsin and an M.B.A.
from Northwestern University.

        Dean ("Kip") Witter III was appointed interim Chief Financial Officer and Secretary of the Company in February, 1999. Mr. Witter is a senior consultant in The Brenner Group, Inc., an interim management and financial advisory services firm. He had previously served as acting CFO for Telcontar, GenOA Corporation, and BusinessBots, Inc., before which he was a principal in two start ups. From 1976 until 1989 Mr. Witter worked at Amdahl Corporation, where he rose to the position of Vice President and Treasurer. Mr. Witter holds a B.A. from Harvard and an M.B.A. from Stanford University.

        Michael S. Young joined the Company in 1998. From 1994 to 1998, he was Chief Operating Officer for Odwalla, Inc., a leading retailer of fresh
squeezed juices.   From 1991 to 1994, he served as Vice President of
Strategic Information Systems at Kransco Group Companies, the largest privately held toy and sporting goods firm in the U.S. From 1978 to 1991, he held various information systems positions with Colgate-Palmolive
Company.

Factors Affecting Operating Results and Market Price of Stock

        Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        Our Future Operating Results Are Uncertain.

        We have grown rapidly and achieved profitability as a result of a substantial increase in catalog mailings, strong growth in the number of active customers, and the success of our product offering, particularly of our proprietary headset products. We may not be able to maintain profitability on a quarterly or annual basis or continue to increase our net sales. Our net sales will continue to grow only if we are able to, among other things, increase sales to existing customers, grow our customer base, and expand our product offering. Our operating results could be harmed if we were to experience lower than anticipated catalog response rates from existing and prospective customers, higher than anticipated product return rates, or higher than anticipated increases in paper and postal costs. We may not be able to continue to achieve growth in net sales, and any such growth may not offset increases in operating expenses. Our operating results could also be harmed by delays in new product introductions, poor product selection, and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our Quarterly Operating Results Are Likely to Fluctuate.

        We have experienced and will experience quarterly variations in net sales and net income as a result of many factors, including the following:

        o the number and timing of catalog mailings
        o catalog response rates
        o product mix
        o the level of selling, general and administrative expenses
        o the timing and level of product development expenses
        o the timing and success of our and our competitors' new product introductions

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

        We Need to Develop New Products Successfully.

        The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. We believe our current and future success will depend on our ability to identify, develop, or source and successfully introduce and market, in a timely manner, enhancements to our existing products and new products that respond effectively to technological change. To accomplish this, we intend to consult with our direct customer contacts and use our product development capabilities. We have experienced delays in the past in introducing certain of our products and could encounter similar technical difficulties in the future that could result in delayed product introductions or expensive recalls. We may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, if we are able to develop or source any products, these products may not gain market acceptance.

We Depend on Headset Products.

        We derived more than 50% of our net sales in 1999 from our proprietary telephone headset products. These products have higher gross margins than our other products.  We anticipate that these headset products will continue to account for a significant portion of our net sales and profits
in the foreseeable future.   If sales of our telephone headset products
were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

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

        Seo Won K-Tec, Inc., with operations in South Korea and the Philippines, and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products made by these manufacturers represented more than 50% of our net sales in 1999. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

        In addition, we face a number of risks inherent in doing business in international markets, including, among others:

        o unexpected changes in regulatory requirements
        o potentially adverse tax consequences
        o tariffs and other trade barriers
        o fluctuations in currency exchange rates
        o political unrest
        o disruptions or delays in shipments
        o changes in economic conditions in countries in which our manufacturing sources are located

        We cannot predict the effect that such factors will have on our business arrangements with foreign manufacturing sources. If any of these factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources were to cease doing business with us for any reason, our business and operating results could suffer.

        Our Business is Highly Competitive.

        The market for customer-premise telecommunications products is highly competitive. We compete with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores, office products and computer superstores. A variety of external and internal factors could harm our ability to compete, including:

        o the functions, performance, price and reliability of the products offered by us and our competitors
        o the timing and success of our and our competitors' new product development efforts
        o the effectiveness of our and our competitors' marketing efforts

        Certain of our competitors have greater financial, technical, sales, marketing, and other resources than we have. We may not be able to compete effectively against existing competitors or against new competitors that may enter the market. In addition, while we currently do not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end users via catalog, outbound telemarketing and the internet, we may not be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that we may enter or that may be developed for the sale of telecommunications products. See "Business - Competition."

       Potential Acquisitions Involve Risks.

        We have acquired complementary technologies or businesses in the past and may or may not do so in the future. Future acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt, and contingent liabilities or large one time write-offs and amortization expenses related to goodwill and other intangible assets.
Any of these factors could harm our results of operations or stock price. Acquisitions involve numerous risks, including:

        o difficulties in assimilating the operations, products, technology, information systems, and personnel of the acquired company
        o diverting management's attention from other business concerns
        o impairing relationships with our customers
        o being unable to maintain uniform standards, controls, procedures and policies
        o entering markets in which we have no direct prior experience
        o losing key employees of the acquired company

       Our Internet Sales Rely on the Continued Growth in Electronic Commerce and Internet Infrastructure
Development.

        Sales of telecommunications products using the internet currently represent only 11% of our overall telecommunications product sales. However, our future growth may depend on the growing use and acceptance of the internet as an effective medium of commerce by end users. Rapid growth in the use of and interest in the internet and other online services is a recent development. No one can be certain that acceptance and use of the internet and other online services will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the internet and other online services as a medium of commerce. We will be able to achieve increased sales over the internet only if purchasers of telecommunications products who have historically used traditional means of commerce to purchase these products view the internet as a preferred alternative. If our internet efforts are to be successful, these purchasers must accept and use the internet as a means of purchasing telecommunications products, and we cannot predict the rate at which purchasers will do so.

        The internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure, or delayed development of enabling technologies and performance improvements. If the number of internet users or their use of internet resources continues to grow, it may overwhelm the existing internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of internet activity or increased governmental regulation could also have a similar effect. In addition, growth in internet usage that is not matched by comparable growth in the infrastructure supporting internet usage could result in slower response times or adversely affect usage of the internet.

        Costs of Catalog Mailing, Paper, and Printing May Increase.

        Increases in postal rates and paper and printing costs increase the cost of our catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm our financial position and results of operations to the extent that we are unable to pass such increase directly on to customers by raising prices or offset such increase by implementing more efficient printing, mailing and delivery systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We Face Risks Associated with Managing a Growing Business.

        We have experienced growth in our operations that has placed demands on our administrative, operational, and financial resources. The growth of our customer base and changes in our product offerings have placed, and we expect will continue to place, a significant strain on our management and operations, including on our product development, sales, customer service, and finance and administration staffs. Our future performance will depend in part on our ability to successfully implement enhancements to our management information systems and to adapt those systems, as necessary, to respond to changes in our business. If we are unable to successfully integrate and train new hires, or if we are unable to respond to and manage changing business conditions, our business could suffer.

        We Rely on a Single Operating Facility.

        We house our telemarketing, customer service, and distribution functions in a single facility in San Jose, California. We have taken precautions to protect ourselves from events that could interrupt order fulfillment and customer service, such as storing computer backup data offsite and implementing backup power sources. Notwithstanding these precautions, a fire, flood, earthquake, or other disaster affecting our facility may disable these functions. Any significant damage to this facility would harm our business.

        We Rely on Key Personnel.

        Our future success depends to a significant extent on the efforts of our key management personnel. The loss of the services of any of these individuals could harm our business. Competition for employees with technical, management, sales, customer service, and other skills is intense. Our failure to retain and attract additional qualified employees could harm our business.

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

        We Face Risks Associated with Intellectual Property Rights.

        We rely on a combination of patent, copyright, trademark, and trade secret laws and contractual provisions to protect our proprietary rights in our products. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, consultants, distributors, and corporate partners, and limit access to and distribution of our software, documentation, and other proprietary information. Despite these precautions, a third party may possibly copy or otherwise obtain and use our products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

        No material claims are currently pending regarding the infringement of the proprietary rights of third parties by our products, trademarks, or other proprietary rights. However, we may receive, in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing technology.
We may not be able to obtain a license for the disputed third-party technology on reasonable commercial terms or at all. If someone asserts a successful claim against us and we are unable to develop or license a substitute technology, our business would suffer.

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

        Our Stock Price Is Volatile.

        The market price of our Common Stock has been volatile and may be significantly affected by a number of factors, including:

        o actual or anticipated fluctuations in our operating results
        o announcements of technological innovations or new products by us or our competitors
        o developments with respect to intellectual property and proprietary rights
        o conditions and trends in the telecommunications and telephone headset industries
        o changes in earnings estimates or recommendations by securities analysts
        o general market conditions

        In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of emerging growth companies and have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also harm the market price of our Common Stock.

Item 2.   Properties

        The Company occupies a 76,800 square foot facility in San Jose, California under a 15-year lease, expiring December 31, 2011. Substantially all operations including sales, technical support, marketing, engineering, distribution, warehousing, and administration are located in this facility. The Company leases an 1,800 square foot facility in San Francisco, California under a 3-year lease expiring in
March 31, 2002.   The Company maintains its e-commerce management group in
the San Francisco facility. The Company anticipates that these facilities will meet growth needs for the foreseeable future. See "Factors Affecting Operating Results and Market Price of Stock - We Rely on a Single Operating Facility."

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

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

        The Company's Common Stock has been quoted on the Nasdaq National Market under the Nasdaq symbol "HELO" since the Company's initial public offering in April, 1995. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock on such market.

                                                           High       Low
                                                         --------- ---------
1998:
 First quarter ended March 31, 1998......................   $9.25     $6.06
 Second quarter ended June 30, 1998......................   12.06      5.63
 Third quarter ended September 30, 1998..................    9.25      4.56
 Fourth quarter ended December 31, 1998..................   10.06      4.25

1999:
 First quarter ended March 31, 1999......................  $15.31     $7.75
 Second quarter ended June 30, 1999......................   11.69      7.88
 Third quarter ended September 30, 1999..................   10.31      7.56
 Fourth quarter ended December 31, 1999..................   15.50      7.88


        At March 17, 2000, the Company had 72 holders of record of its Common Stock. The Company estimates the number of beneficial owners of the Company's Common Stock at March 17, 2000, to be 3,500.

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


Item 6.   Selected Financial Data (in thousands except per share data):

                                                                         Year Ended December 31,
                                                    ---------- ----------------------------------------------
                                                       1999       1998        1997        1996        1995
                                                    ---------- ----------  ----------  ----------  ----------
Statement of Operations Data:
    Net sales ...................................      81,052    $68,731     $63,846     $51,590     $36,823
    Cost of goods sold ..........................      38,190     31,772      30,759      25,181      16,916
                                                    ---------- ----------  ----------  ----------  ----------
          Gross profit ..........................      42,862     36,959      33,087      26,409      19,907
    Selling, general and administrative
       expenses .................................      34,904     31,294      29,234      24,277      17,050
    Product development expenses ................       2,599      2,036       1,592       1,598       1,326
    CellBase expenses ...........................         --         --          --          --        2,096
                                                    ---------- ----------  ----------  ----------  ----------
          Operating income (loss) ...............       5,359      3,629       2,261         534        (565)
    Interest income (expense), net ..............         637        799         667         720         579
    Other income (expense), net .................         167         17          32         (20)        (37)
                                                    ---------- ----------  ----------  ----------  ----------
          Income (loss) before income taxes .....       6,163      4,445       2,960       1,234         (23)
    Provision (credit) for income taxes .........       2,281      1,776       1,184         493      (2,112)
                                                    ---------- ----------  ----------  ----------  ----------
          Income before extraordinary item ......       3,882      2,669       1,776         741       2,089
    Extraordinary item ..........................         --         --          --          --          137
                                                    ---------- ----------  ----------  ----------  ----------
          Net income (1) ........................      $3,882     $2,669      $1,776        $741      $1,952
                                                    ========== ==========  ==========  ==========  ==========
    Basic per share amounts:
     Income before extraordinary item ...........       $0.75      $0.52       $0.35       $0.15       $0.48
                                                    ========== ==========  ==========  ==========  ==========
     Net income .................................       $0.75      $0.52       $0.35       $0.15       $0.44
                                                    ========== ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents .............................       5,167      5,108       5,036       4,982       4,387
                                                    ========== ==========  ==========  ==========  ==========

    Diluted per share amounts:
     Income before extraordinary item ...........       $0.73      $0.51       $0.35       $0.15       $0.46
                                                    ========== ==========  ==========  ==========  ==========
     Net income .................................       $0.73      $0.51       $0.35       $0.15       $0.43
                                                    ========== ==========  ==========  ==========  ==========
     Weighted average common shares and
        equivalents(2) ..........................       5,352      5,199       5,117       5,043       4,525
                                                    ========== ==========  ==========  ==========  ==========

 Balance Sheet Data:
    Working capital .............................     $18,116    $19,233     $17,271     $16,282     $14,397
    Total assets ................................     $42,576    $35,021     $31,832     $28,966     $25,716
    Long-term debt and capital lease obligations       $  --      $  --       $  --       $  --          $20
    Stockholders' equity ........................     $33,211    $29,354     $26,657     $24,643     $23,727

______
 (1) Results in 1995 reflect the application of tax loss carryforwards. Assuming a 40% combined federal and state statutory tax rate, net income (loss) would have been $(121,000), and basic net income (loss) per share would have been $(0.03).

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

Consolidated Results of Operations

        The following table sets forth consolidated statement of operations data as a percentage of net sales for the periods indicated.

                                                    Year Ended December 31,
                                           --------------------------------------
                                               1999         1998         1997
                                           ------------ ------------ ------------
Net sales ................................       100.0%       100.0%       100.0%
Cost of goods sold .......................        47.1%        46.2%        48.2%
                                           ------------ ------------ ------------
     Gross profit ........................        52.9%        53.8%        51.8%

Selling, general and administrative
    expenses .............................        43.1%        45.5%        45.8%
Product development expenses .............         3.2%         3.0%         2.5%
                                           ------------ ------------ ------------
     Operating income ....................         6.6%         5.3%         3.5%

Other income, net ........................         1.0%         1.2%         1.1%
                                           ------------ ------------ ------------
     Income before income taxes ..........         7.6%         6.5%         4.6%
Provision for income taxes ...............         2.8%         2.6%         1.8%
                                           ------------ ------------ ------------
     Net income ..........................         4.8%         3.9%         2.8%
                                           ============ ============ ============




1999 Compared to 1998

        Net Sales   Net sales reflect total sales less a provision for
returns. Net sales increased $12,321,000, or 17.9%, to $81,052,000 in 1999 from $68,731,000 in 1998. This increase was primarily attributable to an increase in sales generated by the Company's corporate (outbound) telemarketing group and an increase in the average order size, to $292 from $261.

        Gross Profit   Cost of goods sold includes merchandise cost, freight
and duties, warranty expense, and packaging and shipping supplies. Gross profit increased $5,903,000, or 16.0%, to $42,862,000 in 1999 from
$36,959,000 in 1998. As a percentage of net sales, gross profit decreased to 52.9% in 1999 from 53.8% in 1998. This decrease in gross margin was primarily attributable to significant sales discounting in the fourth quarter of 1999 intended to drive sales to the internet and one-time special introductory pricing to a strategically important corporate account customer.

        Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $3,610,000, or 11.5%, to $34,904,000 in 1999 from $31,294,000 in 1998. As a percentage of net sales, these expenses decreased to 43.1% in 1999 from 45.5% in 1998, primarily due to a reduction in aggregate catalog costs, a reduction in telephone expenses, and process improvements. The Company expects selling, general and administrative expenses to increase in absolute dollars in 2000.

        Product Development Expenses A key element of the Company's strategy is the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses increased to $2,599,000 in 1999 from $2,036,000 in 1998, and increased as a percentage of net sales to 3.2% in

1999 from 3.0% in 1998. The Company expects product development expenses to increase in both dollars and as a percentage of net sales in 2000.

        Other Income, net Interest income included in Other Income, net, decreased to $637,000 in 1999 from $799,000 in 1998. The Company anticipates a decline in interest income in 2000 associated with lower cash balances resulting from continued investment in capital equipment.

        Provision for Income Taxes The provision for income taxes of $2,281,000 in 1999 and $1,776,000 in 1998, represents a combined federal and state effective tax rate of 37% and 40%, respectively.

        Net Income   Net income increased to $3,882,000 in 1999 from $2,669,000 in 1998 for the reasons stipulated above.

1998 Compared to 1997

        Net Sales   Net sales reflect total sales less a provision for
returns. Net sales increased $4,885,000, or 7.7%, to $68,731,000 in 1998 from $63,846,000 in 1997. This increase was primarily attributable to an increase in sales generated by the Company's corporate (outbound) telemarketing group and an increase in the average order size, to $261 from $251 despite a 1.8% reduction in the number of catalogs distributed, to 28.0 million from 28.5 million.

        Gross Profit   Cost of goods sold includes merchandise cost, freight
and duties, warranty expense, and packaging and shipping supplies. Gross profit increased $3,872,000, or 11.7%, to $36,959,000 in 1998 from
$33,087,000 in 1997. As a percentage of net sales, gross profit increased to 53.8% in 1998 from 51.8% in 1997. This increase in gross margin was primarily the result of a shift in product mix toward higher margin products including a larger percentage of proprietary products which carry higher gross margins. The Company generally realizes a higher gross margin on sales of its proprietary products than on sales of private label or brand name products. Because the Company is responsible for the design and development of its proprietary products, the Company is able to realize the profit attributable to these activities.

        Selling, General and Administrative Expenses   Selling, general and
administrative expenses increased $2,060,000, or 7.0%, to $31,294,000 in 1998 from $29,234,000 in 1997. As a percentage of net sales, these expenses decreased to 45.5% in 1998 from 45.8% in 1997, primarily due to a reduction in catalog costs, a reduction in telephone expenses, and process improvements.

        Product Development Expenses A key element of the Company's strategy has been the development of proprietary products. The Company expenses all its product development costs as incurred. Product development expenses increased to $2,036,000 in 1998 from $1,592,000 in 1997, and increased as a percentage of net sales to 3.0% in 1998 from 2.5% in 1997.

        Other Income, net Interest income included in Other Income, net, increased to $799,000 in 1998 from $680,000 in 1997.

        Provision for Income Taxes The provision for income taxes of $1,776,000 in 1998 and $1,184,000 in 1997, represented a combined federal and state effective tax rate of 40%.

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

Quarterly and Seasonal Fluctuations   The Company has experienced in the
past and will experience in the future quarterly variations in net sales and net income as a result of many factors, including the number and timing of catalog mailings; catalog response rates; product mix; the level of selling, general and administrative expenses; the timing and level of product development expenses; and the timing and success of new product introductions by the Company or its competitors. The Company's planned operating expenditures are based on sales forecasts. If net sales are below expectations in any given quarter, operating results would be materially adversely affected. The Company expects that its business will continue to exhibit some measure of volatility between quarters in future periods.

Liquidity and Capital Resources

        Hello Direct's primary sources of liquidity have been cash flow from operations, proceeds from its initial public offering, venture capital equity and debt financing, and its revolving bank line of credit.

        Cash provided by operating activities in 1999 was $5,576,000. This was the result of $6,699,000 provided by operations including net income, depreciation and amortization and other non-cash charges, offset by $1,123,000 of changes in operating assets and liabilities. Cash used by investing activities for 1999 was $3,504,000, primarily related to equipment purchases of $6,191,000 and the acquisition of PhoneZone.com of $1,500,000, partially offset by a decrease in investments of $3,860,000 and payments received on notes receivable of $327,000. Cash used by financing activities was $525,000, arising primarily from the purchase of treasury stock of $1,088,000 partially offset by the sale of Common Stock of $563,000.

        Capital expenditures of $6,191,000 in 1999 represented an increase of $3,103,000 over the $3,088,000 expended in 1998. The capital expenditures in 1999 included investments in computer hardware infrastructure, sales, customer support and customer interaction software and costs associated with modifying and customizing the software, and tooling for proprietary products. In 2000, the Company expects to continue to purchase additional capital equipment for enhancements to its management information systems and tooling for proprietary products, and such purchases are expected to be less than 1999 levels.

        During 1999, the Company used $1,088,000 for the purchase of 136,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through December 31, 1999, the Company has purchased 174,000 shares pursuant to the stock repurchase program. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans, or for other purposes as approved by the Board of Directors.

        The Company believes that funds generated from operations will be sufficient to fund its needs for working capital for the foreseeable future. However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a major bank at the bank's prime lending rate. At present, the Company has not directly borrowed under this line, and as of December 31, 1999, the Company was not contingently liable for any issued and open letters of credit.

Impact of the Year 2000 Issue

The Year 2000 Issue was expected to result from computer programs written using a two-digit date field, rather than four, to define the applicable year. Certain computer programs utilizing a two-digit date field would recognize a date using "00" as the year 1900 rather than the year 2000. This could have potentially resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

The Company believes that as a result of its comprehensive review and assessment of its internal information systems, the Company has not experienced any Year 2000 failures of its key computer systems and applications. Further, the Company's key product and service suppliers have been able to continue to meet their obligations to the Company. Accordingly, the Year 2000 Issue has not, as of March 17, 2000, had a material adverse effect on the operations or financial results of the Company. As of December 31, 1999, the Company estimates that it had incurred approximately $100,000 in its Year 2000 efforts, including without limitation, internal staff costs, outside consulting fees, and computer software modifications and patches. All such costs have been charged to expense as incurred.

The Company does not expect that any future expenditures to address the Year 2000 Issue will be material. However, although unlikely, the possibility still exists that interruptions to Company and/or key customer and supplier operations or business activities could occur as a result of lingering Year 2000 Issues. Such interruptions, if they were to occur, could have a material adverse effect on the operations or financial results of the Company.

Item 8.   Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

                                                                       Page

Independent Auditors' Report .........................................  21

Consolidated Balance Sheets at December 31, 1999 and 1998 ............  22

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997 ...................................  23

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 ...................................  24

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997 ...................................  25

Notes to Consolidated Financial Statements ...........................  26

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hello Direct, Inc.:

        We have audited the accompanying consolidated balance sheets of Hello Direct, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hello Direct, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                KPMG LLP

Mountain View, California
January 21, 2000

                        HELLO DIRECT, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                           1999          1998
                                                       ------------  ------------
                        ASSETS
Current assets:
   Cash and cash equivalents ........................   $7,292,000    $5,745,000
   Short-term investments ...........................           --     3,860,000
   Trade accounts receivable, less allowance for
      returns and doubtful accounts of $591,000 and
      $637,000 in 1999 and 1998, respectively .......    9,186,000     5,491,000
   Inventories ......................................    7,753,000     6,119,000
   Deferred tax assets ..............................      874,000       847,000
   Other current assets .............................    1,904,000     2,474,000
                                                       ------------  ------------
        Total current assets ........................   27,009,000    24,536,000


Notes receivable ....................................    3,912,000     4,239,000
Property and equipment, net .........................   10,055,000     6,246,000
Goodwill, net................ .......................    1,600,000            --
                                                       ------------  ------------
        Total assets ................................  $42,576,000   $35,021,000
                                                       ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................   $6,340,000    $3,567,000
   Accrued expenses .................................    2,553,000     1,736,000
                                                       ------------  ------------
        Total current liabilities ...................    8,893,000     5,303,000

Non-current liabilities .............................      472,000       364,000
                                                       ------------  ------------
        Total liabilities ...........................    9,365,000     5,667,000

Stockholders' equity:
   Preferred stock, $0.001 par value; authorized
      2,000,000, none issued or outstanding .........           --            --
   Common stock; $0.001 par value; authorized
      15,000,000; 5,402,000 issued and 5,229,000
      outstanding in 1999; 5,190,000 issued and
      5,103,000 outstanding in 1998 .................        5,000         5,000
   Additional paid-in capital .......................   29,668,000    28,319,000
   Notes receivable from stock sales ................     (742,000)           --
   Retained earnings ................................    5,603,000     1,721,000
   Less treasury stock, at cost - 173,000 and 87,000
     shares in 1999 and 1998, respectively ..........   (1,323,000)     (691,000)
                                                       ------------  ------------
        Total stockholders' equity ..................   33,211,000    29,354,000
                                                       ------------  ------------
Commitments and contingencies

        Total liabilities and stockholders' equity ..  $42,576,000   $35,021,000
                                                       ============  ============

        See accompanying notes to consolidated financial statements.

                      HELLO DIRECT, INC. AND SUBSIDIARY
                       Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997

                                               1999         1998         1997
                                           ------------ ------------ ------------
Net sales ................................ $81,052,000  $68,731,000  $63,846,000
Cost of goods sold .......................  38,190,000   31,772,000   30,759,000
                                           ------------ ------------ ------------
     Gross profit ........................  42,862,000   36,959,000   33,087,000

Selling, general and administrative
    expenses .............................  34,904,000   31,294,000   29,234,000
Product development expenses .............   2,599,000    2,036,000    1,592,000
                                           ------------ ------------ ------------
     Operating income ....................   5,359,000    3,629,000    2,261,000

Other income (expense):
    Interest income ......................     637,000      799,000      680,000
    Interest expense .....................         --           --       (13,000)
    Other, net ...........................     167,000       17,000       32,000
                                           ------------ ------------ ------------
     Income before income taxes ..........   6,163,000    4,445,000    2,960,000

Provision for income taxes ...............   2,281,000    1,776,000    1,184,000
                                           ------------ ------------ ------------
     Net income ..........................  $3,882,000   $2,669,000   $1,776,000
                                           ============ ============ ============

Basic per share amounts:
    Net income ...........................       $0.75        $0.52        $0.35
                                           ============ ============ ============
    Weighted average common shares
       outstanding .......................   5,167,000    5,108,000    5,036,000
                                           ============ ============ ============

Diluted per share amounts:
    Net income ...........................       $0.73        $0.51        $0.35
                                           ============ ============ ============
    Weighted average common shares
       outstanding .......................   5,352,000    5,199,000    5,117,000
                                           ============ ============ ============

        See accompanying notes to consolidated financial statements.

                       HELLO DIRECT, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997

                                                                Notes
                                                               Receiv-
                                                                 able
                                Common Stock      Additional     from      Retained                    Total
                           ---------------------   Paid-in      Stock      Earnings      Treasury   Stockholders'
                             Shares     Amount     Capital      Sales      (Deficit)      Stock        Equity
                           ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balances as of December
  31, 1996 ............... 5,007,000     $5,000  $27,807,000     $ --     ($2,724,000)   ($445,000) $24,643,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans ......    57,000         --      238,000       --              --         --        238,000

Net income ...............        --         --          --        --       1,776,000         --      1,776,000
                           ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balances as of December
  31, 1997 ............... 5,064,000      5,000   28,045,000       --        (948,000)    (445,000)  26,657,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans ......    75,000         --      259,000       --              --         --        259,000

Common stock issued
  in exchange for
  services ...............     2,000         --       15,000       --              --         --         15,000

Purchase of treasury
  stock ..................   (38,000)        --          --        --            --       (246,000)    (246,000)

Net income ...............        --         --          --        --       2,669,000         --      2,669,000
                           ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balances as of December
  31, 1998 ............... 5,103,000     $5,000  $28,319,000       --      $1,721,000    ($691,000) $29,354,000

Common stock issued
  pursuant to employee
  stock purchase
   and option plans ......   212,000         --    1,305,000   (742,000)           --         --        563,000

Purchase of treasury
  stock ..................  (136,000)        --          --        --            --     (1,088,000)  (1,088,000)

Issuance of treasury
  shares .................    50,000         --       44,000       --            --        456,000      500,000

Net income ...............        --         --          --        --       3,882,000         --      3,882,000
                           ---------- ---------- ------------ ---------- ------------- ------------ ------------
Balances as of December
  31, 1999 ............... 5,229,000     $5,000  $29,668,000  ($742,000)   $5,603,000  ($1,323,000) $33,211,000
                           ========== ========== ============ ========== ============= ============ ============

        See accompanying notes to consolidated financial statements.

                        HELLO DIRECT, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997

                                              1999         1998         1997
                                          ------------ ------------ ------------
Cash flows from operating activities:
   Net income ..........................   $3,882,000   $2,669,000   $1,776,000
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
      Depreciation and amortization ....    2,782,000    1,596,000    1,323,000
      Deferred income taxes ............      (99,000)     161,000      854,000
      Deferred rent ....................      180,000      180,000          --
      Disposal of fixed assets .........          --        65,000       87,000
      Allowance for returns and
          doubtful accounts.............      (46,000)     (86,000)     215,000
      Issuance of common stock
          for services .................          --        15,000          --
      Changes in items affecting
        operations:
          Trade accounts receivable ....   (3,649,000)     369,000     (834,000)
          Inventories ..................   (1,634,000)    (982,000)     150,000
          Other current assets .........      570,000     (703,000)    (432,000)
          Accounts payable and
             accrued expenses ..........    3,590,000      150,000      872,000
                                          ------------ ------------ ------------
          Net cash provided by
           operating activities ...         5,576,000    3,434,000    4,011,000
                                          ------------ ------------ ------------
Cash flows from investing activities:
   Purchases of property and equipment..   (6,191,000)  (3,088,000)  (2,437,000)
   Decrease (increase) in investments ..    3,860,000      (30,000)   2,177,000
   Funding of notes receivable..........          --           --    (1,503,000)
   Payments received on notes
     receivable.........................      327,000      281,000      177,000
   Acquisition of company ..............   (1,500,000)         --           --
                                          ------------ ------------ ------------
          Net cash used in investing
            activities .................   (3,504,000)  (2,837,000)  (1,586,000)
                                          ------------ ------------ ------------
Cash flows from financing activities:
   Payments on capital lease obligations          --           --       (20,000)
   Purchase of treasury stock ..........   (1,088,000)    (246,000)         --
   Sale of common stock, net ...........      563,000      259,000      238,000
                                          ------------ ------------ ------------
          Net cash (used in) provided
             by financing activities ...     (525,000)      13,000      218,000
                                          ------------ ------------ ------------
Net increase in cash and
   cash equivalents ....................    1,547,000      610,000    2,643,000
Cash and cash equivalents at beginning
   of year .............................    5,745,000    5,135,000    2,492,000
                                          ------------ ------------ ------------
Cash and cash equivalents at end of
   year ................................   $7,292,000   $5,745,000   $5,135,000
                                          ============ ============ ============
Supplemental disclosure of cash paid
    during year:

   Interest ............................    $     --     $     --       $13,000
                                          ============ ============ ============

   Income taxes ........................   $2,059,000   $1,443,000     $336,000
                                          ============ ============ ============
Noncash financing activities:

   Issuance of common stock in exchange
     for services ......................    $     --       $15,000    $     --
                                          ============ ============ ============

   Issuance of treasury stock for
     acquisition of company ............     $500,000    $     --     $     --
                                          ============ ============ ============

   Acceptance of notes receivable
     from stock sales ..................     $742,000    $     --     $     --
                                          ============ ============ ============

        See accompanying notes to consolidated financial statements.

                      HELLO DIRECT, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999, 1998, and 1997


 (1)   Summary of the Company and Significant Accounting Policies

        The Company. Hello Direct, Inc. (the "Company") is a leading developer and direct marketer of desktop telephony products and equipment interface solutions to business end users. The Company designs and sells its own products and also offers a wide variety of products and accessories from other manufacturers. The Company markets its products through various sales channels which include full-color catalogs, the internet and outbound telemarketing efforts aimed at current and prospective customers.
The Company's wholly owned subsidiary, PhoneZone.com, Inc. ("PhoneZone"), was acquired on January 20, 1999 and is an influential source of comparative research, analysis, and purchase information on telecom and networking solutions for small- and medium-size companies.

        Basis of Accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, PhoneZone. All intercompany transactions have been eliminated.

        Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents consist primarily of government agency obligations, certificates of deposit, commercial paper, and money market funds and amounted to $4,409,000 and $2,878,000 as of December 31, 1999 and 1998, respectively.

        Short-Term Investments. Short-term investments consist of high quality money market instruments, primarily commercial paper with original maturities greater than three months and less than twelve months.

        Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

        Catalog Costs. Catalog costs are deferred and amortized over the expected revenue stream, generally nine months.

        Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the respective lease. The estimated useful lives are presented below:

             Comptuer equipment and software         5
             Furniture and fixtures                3 - 7
             Production tooling and equipment        5

        Impairment of Long-Lived Assets. The Company periodically reviews its long-lived assets for impairment. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company will reduce the carrying amount of the asset by the amount determined not to be recoverable. Recoverability of property and equipment is measured by comparing to its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. Recoverability of goodwill is assessed by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. To date, no adjustments to the carrying value of the Company's long-lived assets have been required.

        Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

        Revenue Recognition. The Company recognizes revenue at the time of the product shipment. Appropriate provisions are provided for customer returns, warranty, and exchanges.

        Goodwill. Goodwill is amortized using the straight-line method over the expected life of the asset.

        Net Income Per Share.   There were no adjustments to net income for
purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                              1999         1998         1997
                                          ------------ ------------ ------------
Basic weighted shares outstanding           5,167,000    5,108,000    5,036,000

Common stock options utilizing treasury
  stock method when dilutive                  185,000       91,000       81,000
                                          ------------ ------------ ------------
Diluted weighted shares outstanding         5,352,000    5,199,000    5,117,000
                                          ============ ============ ============

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock Option and Stock Purchase Plan Accounting. Compensation expense associated with stock option grants and stock purchase plan purchases made subsequent to 1994 is disclosed in the footnotes to the financial statements. The effect on net income and net income per share is reflected in pro forma - net income, pro forma - basic net income per share, and pro forma - diluted net income per share amounts.

        Concentration of Credit Risk. The Company offers credit terms to customers after an evaluation of a customer's financial condition. No one customer accounts for a substantial part of sales or receivables. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(2) Acquisition of PhoneZone.com, Inc.

On January 20, 1999, the Company acquired 100% of the outstanding stock of PhoneZone, a privately held company for $1,500,000 in cash, 50,000 shares of common stock valued at $500,000 and the assumption of $50,000 of outstanding debt. The acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in $2,000,000 of cost in excess of net assets, to be amortized on a straight-line basis over a five-year period.

Proforma results of operations, as if PhoneZone had been acquired as of January 1, 1999 and 1998, are not presented as PhoneZone had no significant operations prior to the acquisition and the assets and liabilities acquired were not material to the financial statements of the Company.

(3)   Other Current Assets

        A summary of other current assets as of December 31, 1999 and 1998 follows:

                                              1999         1998
                                          ------------ ------------
          Deferred catalog costs........   $1,258,000   $1,972,000
          Other ........................      646,000      502,000
                                          ------------ ------------
                                           $1,904,000   $2,474,000
                                          ============ ============


(4)   Note Receivable

        In 1996 the Company entered into a loan agreement with a developer for the construction of the Company's corporate facility. Through 1997, the Company had loaned $5,000,000 under this loan agreement. The borrowings under this loan agreement are secured by the building and land, bear interest at 7.5% with principal and interest due in monthly installments of $53,000 over 12 years. The fair value of the loan as of December 31, 1999 is estimated to approximate its face value which was calculated by discounting the future cash flows using the current interest rate at which a similar loan would be made to the developer for the same remaining maturity. The note contains a provision that if the developer defaults on the monthly payment, the Company can offset the non-payment against their monthly rent payment. The lease agreement contains a similar provision for non-payment.

        In connection with the loan agreement, the Company entered into a 15-year lease agreement. The present value of the total future minimum lease payments under the lease is approximately $5,818,000 as of December 31, 1999, which approximates the fair value of the lease using rates currently available to the Company for a lease with similar terms (note 8).

(5)  Property and Equipment

        A summary of property and equipment as of December 31, 1999 and 1998 follows:

                                                           1999         1998
                                                       ------------ ------------
    Computer equipment and software ................    $9,666,000   $4,885,000
    Furniture and fixtures .........................     3,354,000    3,144,000
    Production tooling and equipment ...............     2,054,000    2,321,000
                                                       ------------ ------------
                                                        15,074,000   10,350,000
    Less accumulated depreciation and amortization .     5,019,000    4,104,000
                                                       ------------ ------------
                                                       $10,055,000   $6,246,000
                                                       ============ ============


(6)   Accrued Expenses

        A summary of accrued expenses as of December 31, 1999 and 1998 follows:

                                                           1999         1998
                                                       ------------ ------------
    Accrued compensation and related liabilities ...    $1,769,000   $1,213,000
    Other ..........................................       784,000      523,000
                                                       ------------ ------------
                                                        $2,553,000   $1,736,000
                                                       ============ ============

(7)   Bank Line of Credit

        As of December 31, 1999, the Company had a financing agreement with a bank to provide a $7,000,000 unsecured revolving line of credit for both working capital and letters of credit. As of December 31, 1999, $7,000,000 was available under the agreement. Any borrowings bear interest at the bank's prime rate (8.5% as of December 31, 1999). The line of credit will expire on May 15, 2000, at which time the Company intends to renew. The agreement contains various financial covenants, including profitability and financial ratios such as, quick ratio and debt-to-net-worth. As of December 31, 1999, there were no direct borrowings under the credit facility, and the Company was not liable for issued and open letters of credit.

(8)   Lease Commitments

     As of December 31, 1999, the Company was obligated under two non-cancelable operating lease agreements expiring March, 2002 and December, 2011, for office and warehouse space. A summary of future minimum lease payments follows:

         Year Ending December 31,                         Amount
         ------------------------                      ------------
         2000                                             $748,000
         2001                                              810,000
         2002                                              769,000
         2003                                              816,000
         2004 ......................................       816,000
         Thereafter ................................     6,540,000
                                                       ------------
         Total future minimum lease payments .......   $10,499,000
                                                       ============


    Rent expense aggregated approximately $927,000, $825,000 and $651,000 for 1999, 1998 and 1997, respectively.


(9)   Benefit Plans

        The Company has a 401(k) plan that covers all eligible employees as defined. Employees can elect to defer from 1% to 15% of their compensation, limited to $10,000 in 1999. The Company may make discretionary contributions and matching contributions. In 1999, 1998, and 1997, the Company made matching contributions of $25,000, $22,000, and $11,000, respectively.


(10)   Stock Option and Employee Stock Purchase Plans

        The Company applies Accounting Principles Board Opinion No. 25 in accounting for its various stock option plans and Employee Stock Purchase Plan (the "stock plans"). Accordingly, no compensation cost has been recognized for the stock plans. However, if the Company had determined compensation costs pursuant to Statement of Financial Accounting Standard
(SFAS) No. 123 for its stock plans, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:

                                              1999         1998         1997
                                          ------------ ------------ ------------
 Pro forma - net income ................   $2,908,000   $2,084,000   $1,483,000
 Pro forma - basic net income
    per share ..........................        $0.56        $0.41        $0.29
 Pro forma - diluted net income
    per share ..........................        $0.54        $0.40        $0.29


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

        1992  Stock Option Plan

        As of December 31, 1999, 8,329 options for the issuance of Common Stock were outstanding pursuant to the 1992 Stock Option Plan (the "Plan"). No new stock option grants can be issued under the Plan. Stock options outstanding pursuant to the Plan are fully vested and expire ten years from their respective grant dates.

        1995 Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was established in 1995. As of December 31, 1999, a total of 116,579 shares of Common Stock are reserved for issuance and 188,421 shares have been issued under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Purchase Plan permits eligible employees, as defined, to purchase Common Stock through payroll deductions, which may not exceed 15% of the employee's base compensation. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock on (i) the first day of the offering period; or (ii) the last day of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

        1995 Director Option Plan

        The 1995 Director Option Plan (the "Director Plan") was established in 1995. As of December 31, 1999, a total of 150,000 shares of Common Stock have been reserved for issuance; 63,000 options remain outstanding, and 3,000 shares have been issued pursuant to the exercise of stock options under the Director Plan. The Director Plan provides for the grant of non-statutory stock options to non-employee directors of the Company ("Outside Directors") pursuant to a non-discretionary grant mechanism. The exercise price of options granted to Outside Directors must be 100% of the fair market value of the Company's Common Stock on the date of grant. Options granted to the Outside Directors have a 10-year term, but expire upon termination of tenure as a director.

        1995 Stock Plan

        The Company's 1995 Stock Plan (the "Stock Plan") was established in 1995. As of December 31, 1999, a total of 1,350,000 shares of Common Stock have been reserved for issuance; 812,242 stock options remain outstanding (including 75,000 of the PhoneZone restricted options discussed below), and 141,212 shares have been issued pursuant to the exercise of stock options under the Stock Plan. The Stock Plan provides for the grant to employees (including employee directors and officers) of incentive stock options and for the grant of non-statutory stock options and the grant of restricted stock to employees and consultants. Non-employee directors are not eligible to participate in the Stock Plan.

Of the 1,350,000 shares of Common Stock reserved for issuance, 225,000 shares were restricted to former employees of PhoneZone.com. As of December 31, 1999, 75,000 options had been granted to former PhoneZone employees, and 150,000 shares remained available for future grants restricted to former PhoneZone employees.

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

        The following table summarizes all option activity under the Company's stock option plans during the three year period ended December 31, 1999:

                                                                       Weighted-
                                              Weighted-                 average
                                               average                  Exercise
                                    Weighted-   Grant      Options       Price
                                     average     Date    Exercisable   of Options
                          Options   Exercise     Fair         at      Exercisable
                        Outstanding   Price     Value*     Year End   at Year End
                        ----------- --------- ---------- ------------ ------------
December 31, 1996 .....    554,617    $6.996                 186,463       $6.816
                                                         ============ ============
  Granted                  197,500     5.293     $2.222
                                              ==========
  Exercised                (15,253)    2.857
  Canceled or expired     (163,333)    6.744
                        -----------
December 31, 1997 .....    573,531     6.591                 298,631       $7.028
                                                         ============ ============
  Granted                  320,702     6.571     $2.682
                                              ==========
  Exercised                (31,695)    1.532
  Canceled or expired      (83,521)    7.732
                        -----------
December 31, 1998 .....    779,017     6.667                 347,882       $7.090
                                                         ============ ============
  Granted                  350,000    10.924     $4.953
                                              ==========
  Exercised               (151,631)    6.411
  Canceled or expired      (93,815)    8.077
                        -----------
December 31, 1999 .....    883,571    $8.247                 399,077       $7.114
                        ===========                      ============ ============


* Fair Value Assumptions:

               Black-Scholes option-pricing model
          --------------------------------------------
          Weighted-
           Average
            Risk      Average
            Free     Expected                Dividend
            Rate       Life     Volatility     Yield
          ---------  ---------  -----------  ---------
    1997      5.50%      2.97           60%         0%
    1998      5.42%      2.82           59%         0%
    1999      4.76%      2.93           66%         0%


        The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                          Options Outstanding              Options Exercisable
                  ------------------------------------  ------------------------
                                Weighted
                                 Average    Weighted                  Weighted
                                Remaining    Average                   Average
    Range of         Number    Contractual  Exercise       Number     Exercise
 Exercise Prices  Outstanding     Life        Price     Exercisable     Price
----------------- ------------ ----------- -----------  ------------ -----------
$0.02 -  0.71           2,829        3.01      $0.296         2,829      $0.296
 4.13 -  5.50         153,597        7.51       5.016        93,422       4.984
 6.25 -  7.50         234,003        7.76       6.512       126,979       6.622
 7.63 -  9.00         248,642        7.43       8.577       147,347       8.328
 9.25 - 14.88         244,500        8.78      11.694        28,500      10.688
                  ------------                          ------------
$0.02 - 14.88         883,571        7.89      $8.247       399,077      $7.114
                  ============                          ============


(11)    Warrants

        On September 22, 1999, the Company issued warrants to purchase 15,000 shares of the Company's Common Stock to The Brenner Group LLC in consideration for the Brenner Group LLC extending the term of its contract with the Company through June 30, 2000. These warrants carry an exercise price of $8.688 per share and were vested upon issuance.


(12)   Income Taxes

        The components of income tax expense for the years ended December 31, 1999, 1998, and 1997 follows:

                                        1999         1998         1997
                                    ------------ ------------ ------------
Current:
    Federal .....................    $1,961,000   $1,312,000      $77,000
    State .......................       419,000      303,000      253,000
                                    ------------ ------------ ------------
                                      2,380,000    1,615,000      330,000
Deferred:
    Federal .....................      (104,000)      18,000      841,000
    State .......................         5,000      143,000       13,000
                                    ------------ ------------ ------------
                                        (99,000)     161,000      854,000

                                    ------------ ------------ ------------
                                     $2,281,000   $1,776,000   $1,184,000
                                    ============ ============ ============


        A reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, 1999, 1998, and 1997 follows:

                                                Year Ended
                                    --------------------------------------
                                        1999         1998         1997
                                    ------------ ------------ ------------

Statutory rate of 34% applied
   to pre-tax income ............... $2,096,000   $1,511,000   $1,006,000
State tax (net of federal benefit) .    280,000      294,000      176,000
Tax credits ........................   (109,000)     (22,000)      (9,000)
Goodwill ...........................    160,000           --           --
Net operating loss benefit .........    (43,000)          --           --
Other ..............................   (103,000)      (7,000)      11,000
                                    ------------ ------------ ------------
                                     $2,281,000   $1,776,000   $1,184,000
                                    ============ ============ ============


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 follows:

                                                     1999         1998
Deferred tax assets:                             ------------ ------------
  Accounts receivable, principally
    due to allowances.....................          $253,000     $273,000
  Employee benefit accruals...............           202,000      121,000
  Deferred rent...........................           154,000       77,000
  Inventories principally due to
    costs inventoried for tax purposes....           130,000      263,000
  State income taxes......................           124,000       81,000
  Other...................................            11,000       32,000
                                                 ------------ ------------
  Deferred tax assets.....................           874,000      847,000

Deferred tax liabilities:
  Fixed assets............................           (90,000)    (162,000)
                                                 ------------ ------------
Net deferred tax assets...................          $784,000     $685,000
                                                 ============ ============

        Management believes that it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax assets, therefore no valuation allowance is necessary for 1999 or 1998.

(13)     Quarterly Results (unaudited)

        The following table sets forth consolidated statement of operations data for each of the four quarters of the years ended December 31, 1999 and December 31, 1998. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                   Three Months Ended
                                  ------------------------------------------------------
                                   March 31,      June 30,    September 30, December 31,
                                      1999          1999          1999          1999
                                  ------------  ------------  ------------  ------------
Net sales .....................   $19,450,000   $19,282,000   $20,229,000   $22,091,000
Cost of goods sold ............     8,933,000     8,734,000     9,015,000    11,508,000
                                  ------------  ------------  ------------  ------------
   Gross profit ...............    10,517,000    10,548,000    11,214,000    10,583,000
Selling, general and
   administrative expenses ....     8,649,000     8,696,000     9,097,000     8,462,000
Product development expenses ..       607,000       657,000       603,000       732,000
                                  ------------  ------------  ------------  ------------
   Operating income ...........     1,261,000     1,195,000     1,514,000     1,389,000
Other income - net ............       224,000       186,000       153,000       241,000
                                  ------------  ------------  ------------  ------------
   Income before income taxes .     1,485,000     1,381,000     1,667,000     1,630,000
Income taxes ..................       594,000       553,000       622,000       512,000
                                  ------------  ------------  ------------  ------------
   Net income .................      $891,000      $828,000    $1,045,000    $1,118,000
                                  ============  ============  ============  ============
Basic and diluted net income
   per share ..................         $0.17         $0.16         $0.20         $0.21
                                  ============  ============  ============  ============


                                                   Three Months Ended
                                  ------------------------------------------------------
                                   March 31,      June 30,    September 30, December 31,
                                      1998          1998          1998          1998
                                  ------------  ------------  ------------  ------------
Net sales .....................   $17,910,000   $16,620,000   $17,016,000   $17,185,000
Cost of goods sold ............     8,319,000     7,670,000     7,791,000     7,992,000
                                  ------------  ------------  ------------  ------------
   Gross profit ...............     9,591,000     8,950,000     9,225,000     9,193,000
Selling, general and
   administrative expenses ....     8,210,000     7,866,000     7,771,000     7,447,000
Product development expenses ..       579,000       323,000       547,000       587,000
                                  ------------  ------------  ------------  ------------
   Operating income ...........       802,000       761,000       907,000     1,159,000
Other income - net ............       203,000       204,000       198,000       211,000
                                  ------------  ------------  ------------  ------------
   Income before income taxes .     1,005,000       965,000     1,105,000     1,370,000
Income taxes ..................       402,000       386,000       441,000       547,000
                                  ------------  ------------  ------------  ------------
   Net income .................      $603,000      $579,000      $664,000      $823,000
                                  ============  ============  ============  ============
Basic and diluted net income
   per share ..................         $0.12         $0.11         $0.13         $0.16
                                  ============  ============  ============  ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant

        The sections entitled "Election of Directors - Nominees" and "Additional Information Relating to Directors and Officers of the Company
- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement for the Company's Annual Meeting of Stockholders tentatively scheduled to be held April 27, 2000 (the "Proxy Statement") are hereby incorporated by reference. See also, the section entitled "Executive Officers of the Company" in Item 1 above of this Annual Report on Form 10-K.

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

     1) Financial Statement Schedule. For the three years ended December 31, 1999, Independent Auditors' Report on Financial Statement Schedule.

     Other schedules not included here are not applicable to the Company.

        Schedule II - Valuation and Qualifying Accounts. A schedule of the allowance for doubtful accounts and allowance for returns account is presented below:

        Schedule II - Valuation and Qualifying Accounts. A schedule of the allowance for doubtful accounts and allowance for returns account is presented below:

                            Balance at    Charged to                   Balance
                             beginning    costs and                    at end
                              of year      expenses     Deductions     of year
                            -----------  ------------  ------------  -----------
Allowance for doubtful
    accounts:

     December 31, 1999 ..     $287,000      $614,000      $710,000     $191,000
                            ===========  ============  ============  ===========

     December 31, 1998 ..     $373,000      $747,000      $833,000     $287,000
                            ===========  ============  ============  ===========

     December 31, 1997 ..     $248,000      $536,000      $411,000     $373,000
                            ===========  ============  ============  ===========



Allowance for returns:

     December 31, 1999 ..     $350,000    $9,016,000    $8,966,000     $400,000
                            ===========  ============  ============  ===========

     December 31, 1998 ..     $350,000    $8,255,000    $8,255,000     $350,000
                            ===========  ============  ============  ===========

     December 31, 1997 ..     $260,000    $8,474,000    $8,384,000     $350,000
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

        10.1    Form of Indemnification Agreement with directors and officers.
                (1)

        10.2    1992 Stock Option Plan and forms of agreement thereunder. (1)

        10.3    1995 Stock Plan and forms of agreements thereunder. (1)

        10.4    1995 Employee Stock Purchase Plan. (1)

        10.5    1995 Director Option Plan. (1)

        10.6 Amended and Restated Stockholders' Agreement, as amended, dated May 4, 1994. (1)

        10.7 Manufacturing Agreement with Seo-Won K-Tec, Inc. dated January 1, 1998. (3)

        10.8 Employment Agreement with Dennis P. Waldera, dated February 5, 1996. (2)

        10.9 Employment Agreement with E. Alexander Glover dated March 24, 1995. (1)

        10.10 Lease Agreement by and between MPJ-A and Registrant, dated May 10, 1996. (4)

        10.11 Promissory Note by and between MPJ-A and Registrant, dated May 10, 1996. (4)

        10.12 Construction Loan Agreement by and between MPJ-A and Registrant, dated June 7, 1996. (4)

        10.13 Contract between Hello Direct, Inc. and R. R. Donnelley & Sons Company for printing services through spring 2000, dated November 19, 1996. (5)

        10.14   Agreement between Hello Direct, Inc. and Transtech Electronics
                (S) Pte. Ltd., dated May 16, 1997. (7)

        10.15 First Amendment to Employment Agreement with E. Alexander Glover, dated July 1, 1997. (2)

        10.16 Form of Employee Severance Agreement entered into and between the Company and each of its executive officers. (6)

        10.17   Form of Stock Option Agreement under the 1995 Stock Plan. (6)

        23.1 Report on Financial Statement Schedule and Consent of Independent Auditors

        24.1    Power of Attorney

        27.1    Financial Data Schedule

___________

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

Dated:  March 30, 2000

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

        Signature                          Title                     Date
--------------------------  -----------------------------------  -------------
/s/  E. Alexander Glover    President, Chief Executive Officer   March 30, 2000
-------------------------   and Director (Principal Executive
    (E. Alexander Glover)   Officer)


/s/  Dean Witter III        Chief Financial Officer              March 30, 2000
-------------------------   and Secretary
    (Dean Witter III)       (Principal Financial and Accounting
                            Officer)


/s/  John B. Mumford        Chairman of the Board and Director   March 30, 2000
-------------------------
    (John B. Mumford)


/s/  Gerald L. Beckwith     Director                             March 30, 2000
-------------------------
    (Gerald L. Beckwith)


/s/  John W. Combs          Director                             March 30, 2000
-------------------------
    (John W. Combs)


/s/  William P. Sousa       Director                             March 30, 2000
-------------------------
    (William P. Sousa)


/s/  Charles E. Volwiler    Director                             March 30, 2000
-------------------------
    (Charles E. Volwiler)


/s/  Steven J. Gomo         Director                             March 30, 2000
-------------------------
    (Steven J. Gomo)