Form 10-Q
period 2000-03-31
HELLO DIRECT INC /DE/
filed 2000-05-02
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended March 31, 2000
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                                May 1, 2000
          -----                               -------------
Common Stock, Par Value $.001                   5,290,954

HELLO DIRECT, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS



PART I - Financial Information

  Item 1. -- Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 2000
       and December 31, 1999

    Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2000 and 1999

    Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999

    Notes to Condensed Consolidated Financial Statements

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

  Item 6. -  Exhibits and Reports on Form 8-K

  Signatures

Part 1.  Financial Information
Item 1.   Financial Statements

                       HELLO DIRECT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                      March 31,     December 31,
                                                        2000           1999
                                                   -------------  -------------
                                                   (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                           $4,164         $7,292
     Trade accounts receivable, less allowance for
       returns and doubtful accounts                     10,977          9,186
     Inventories                                          7,613          7,753
     Deferred tax assets                                    997            874
     Other current assets                                 1,318          1,904
                                                   -------------  -------------
      Total current assets                               25,069         27,009

Notes receivable                                          3,826          3,912
Property and equipment, net                              11,774         10,055
Goodwill, net                                             1,500          1,600
                                                   -------------  -------------
     Total assets                                       $42,169        $42,576
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $4,194         $6,340
     Accrued expenses                                     2,603          2,553
                                                   -------------  -------------
      Total current liabilities                           6,797          8,893
Non-current liabilities                                     631            472
                                                   -------------  -------------
      Total liabilities                                   7,428          9,365

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          29,948         29,668
     Notes receivable from stock sales                     (742)          (742)
     Retained earnings                                    6,853          5,603
     Less treasury stock, at cost                        (1,323)        (1,323)
                                                   -------------  -------------
      Total stockholders' equity                         34,741         33,211
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $42,169        $42,576
                                                   =============  =============

      See accompanying notes to condensed consolidated financial statements.

                       HELLO DIRECT, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                     Three Months Ended
                                          March 31,
                                   -------------------
                                       2000      1999
                                   --------- ---------
Net sales                           $23,678   $19,450
Cost of goods sold                   10,938     8,933
                                   --------- ---------
      Gross profit                   12,740    10,517

Selling, general and administrative
  expenses                           10,041     8,649
Product development expenses            862       607
                                   --------- ---------
      Operating income                1,837     1,261
Other income, net                       245       224
                                   --------- ---------
      Income before income taxes      2,082     1,485
Provision for income taxes              832       594
                                   --------- ---------
      Net income                     $1,250      $891
                                   ========= =========

Basic per share amounts:
  Net income                          $0.24     $0.17
                                   ========= =========
  Weighted average common shares
      outstanding                     5,241     5,158
                                   ========= =========
Diluted per share amounts:
  Net income                          $0.23     $0.17
                                   ========= =========
  Weighted average common shares
      outstanding                     5,541     5,361
                                   ========= =========

      See accompanying notes to condensed consolidated financial statements.

                              HELLO DIRECT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
   Net income                                                $1,250      $891
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
        Depreciation and amortization                           765       576
        Deferred income taxes                                    (9)     (217)
        Deferred rent                                            45        45
        Provision for returns and doubtful accounts              92       (66)
        Changes in items affecting operations:                    0         0
             Trade accounts receivable                       (1,882)   (1,592)
             Inventories                                        141       562
             Other assets                                       586     1,177
             Accounts payable and accrued expenses           (2,096)   (1,071)
                                                            --------  --------
        Net cash (used in) provided by operating activities  (1,108)      305
                                                            --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                       (2,385)     (852)
   Decrease (increase) in investments                             0     3,256
   Payments received on note receivable                          85        74
   Acquisition of company                                         0    (1,500)
                                                            --------  --------
        Net cash (used in) provided by investing activities  (2,300)      978
                                                            --------  --------
Cash flows from financing activities:
   Sale of common stock, net                                    280       278
   Purchase of treasury stock                                     0      (888)
                                                            --------  --------
        Net cash provided by (used in) financing activities     280      (610)
                                                            --------  --------
Net (decrease) increase  in cash and cash equivalents        (3,128)      673
Cash and cash equivalents at beginning of period              7,292     5,745
                                                            --------  --------
Cash and cash equivalents at end of period                   $4,164    $6,418
                                                            ========  ========
Non-cash financing activities:
   Issuance of treasury stock for aquisition of company          $0      $500
                                                            ========  ========

      See accompanying notes to condensed consolidated financial statements.



HELLO DIRECT, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

In the opinion of the management of Hello Direct, Inc. and Subsidiary (the "Company"), the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial information set forth therein.

The condensed consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It is suggested that these interim statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report (Commission File Number 0-25524) filed on Form 10-K for the fiscal year ended December 31, 1999.

Results of operations for the three-month period ended March
31, 2000 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                         Three months ended
                                             March 31,
                                          2000       1999
                                       ---------- ----------
Basic weighted average common
  shares outstanding                   5,241,000  5,158,000

Common stock options utilizing
  treasury stock method when dilutive    300,000    203,000
                                       ---------- ----------
Diluted weighted average common
  shares outstanding                   5,541,000  5,361,000
                                       ========== ==========

Item 2. -- Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This Management's Discussion and Analysis section contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the Company's reports filed with the Securities and Exchange Commission including the Company's annual report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). The forward-looking statements contained herein are made as of the date hereof, and the Company assumes no obligation to update such forward-looking statements or to update reasons actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

First Quarter 2000 Compared to First Quarter 1999

Net Sales.      Net sales reflect total sales less a provision
for returns. Net sales increased $4,228,000, or 21.7%, to $23,678,000 in the three-month period ended March 31, 2000, from $19,450,000 for the comparable period in 1999. This increase was primarily attributable to an increase in both Internet and outbound telemarketing sales offset by a decrease in catalog sales. The decrease in catalog sales resulted in part from an 8% reduction in the number of catalogs distributed, to 7.5 million from 8.2 million. Average order size increased 21% to $320 from $264.

Gross Profit.    Cost of goods sold includes merchandise cost,
freight and duty, warranty expense, and packaging and shipping supplies. Gross profit increased $2,223,000, or 21.1%, to $12,740,000 in the three-month period ended March 31, 2000, from $10,517,000 for the comparable period in 1999. The gross margin percentage for the three-month period was 53.8% for 2000 versus 54.1% for 1999. This decrease in gross margin reflects the strong performance of national branded product sales which carry lower margins than the Company's proprietary products.

Selling, General and Administrative Expenses.   Selling,
general and administrative expenses increased $1,392,000, or 16.1%, to $10,041,000 in the three-month period ended March 31, 2000, from $8,649,000 for the comparable period in 1999. The dollar increase was associated with planned headcount additions to the Company's outbound telemarketing and product support groups. However, as a percentage of net sales, these expenses for the three-month period declined to 42.4% in 2000, as compared to 44.5% for the same three-month period in 1999. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses
increased $255,000, or 42.0%, to $862,000 for the three month period ended March 31, 2000, from $607,000 for the comparable period in 1999. As a percentage of net sales, these expenses for the three-month period were 3.6% for 2000 versus 3.1% for the same three-month period in 1999. The increase was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 2000 over the prior year.

Other Income, Net.      Other income includes interest income and
discounts of $245,000 for the three-month period ended March
31, 2000 versus $224,000 for the comparable period in 1999.
The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income.     Net income increased $359,000 or 40.3% to
$1,250,000 in the three-month period ended March 31, 2000, from $891,000 for the comparable period in 1999. This increase was due to the reasons discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash flow from operations, debt financing, and borrowings under its revolving bank line of credit.

Cash used in operating activities during the three-month period ended March 31, 2000, was $1,108,000. This was the result of $2,143,000 provided by operations including net income, depreciation and amortization and other non-cash charges, offset by $3,251,000 of changes in operating assets and liabilities. Cash used in investing activities for the three-month period ended March 31, 2000, was $2,300,000, due primarily to purchases of property and equipment of $2,385,000, offset by $85,000 collected on notes receivable. Cash provided by financing activities during the three-month period ended March 31, 2000, was $280,000, raised though the issuance of Common Stock pursuant to the Company's employee stock purchase and stock option plans.



In the quarter ended March 31, 1999, the Company used $888,000 for the purchase of 111,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through March 31, 2000, the Company has purchased 174,000 shares of Common Stock. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans or for other purposes as approved by the Board of Directors.

The Company believes that funds generated from operations, together with available cash, will be sufficient to fund its needs for working capital for the foreseeable future. However, should the Company need additional funds, it has an unsecured line of credit of $7,000,000 with a bank at the bank's prime lending rate. At March 31, 2000, the Company has not directly borrowed under this line and was not contingently liable for any issued and open letters of credit.

ADDITIONAL FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE
OF STOCK

Hello Direct operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

    Our Future Operating Results are Uncertain.

We have grown rapidly and achieved profitability as a result of the growth in net sales generated by our outbound telemarketing efforts and our Internet site, and the success of our product offering, particularly of our proprietary headset products. We may not be able to maintain profitability on a quarterly or annual basis or continue to increase our net sales. Our net sales will continue to grow only if we are able to, among other things, increase sales to existing customers, grow our customer base and expand our product offering. Our operating results could be harmed if we were to experience lower than anticipated sales from our outbound telemarketing efforts and our Internet site or higher than anticipated product return rates. We may not be able to continue to achieve growth in net sales, and any such growth may not offset increases in operating expenses.
Our operating results could also be harmed by delays in new product introductions, poor product selection and market acceptance of new products or increased competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    We Depend on Headset Products.

We derived almost 50% of our net sales in the first quarter of 2000 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

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

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines, and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products made by these manufacturers represented almost 50% of our net sales in the first quarter of 2000. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

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

In January 1999, we acquired PhoneZone.com, Inc., an Internet publisher of a buyer's guide covering telecommunications and networking products and services. As a result of this acquisition, we entered into employment contracts with three key employees. We may not be able to successfully integrate the business and personnel from other businesses, technologies or personnel that we acquire in the future.

    Our Internet Sales Rely on the Continued Growth In
      Electronic Commerce and Internet Infrastructure
      Development.

Sales of telecommunications products using the Internet do not currently represent a significant portion of overall telecommunications products sales. However, our future growth may depend on the growing use and acceptance of the Internet as an effective medium of commerce by end users. Rapid growth in the use of and interest in the Internet and other on-line services is a recent development. No one can be certain that acceptance and use of the Internet and other on-line services will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other on-line services as a medium of commerce. We will be able to achieve increased sales over the Internet only if purchasers of telecommunications products who have historically used traditional means of commerce to purchase these products view the Internet as a preferred alternative. If our Internet efforts are to be successful, these purchasers must accept and use the Internet as a means of purchasing telecommunications products, and we cannot predict the rate at which purchasers will do so.

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

    Costs of Catalog Mailing, Paper and Printing May Increase.

Increases in postal rates and paper and printing costs increase the cost of our catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm our financial position and results of operations to the extent that we are unable to pass such increase directly on to customers by raising prices or to offset such increase by implementing more efficient printing, mailing and delivery systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


    We Rely on a Single Facility.

We house our telemarketing, customer service and distribution functions in a single facility in San Jose, California. We have taken precautions to protect ourselves from events that could interrupt order fulfillment and customer service, such as storing computer backup data off-site and implementing backup power sources. Notwithstanding these precautions, a fire, flood, earthquake or other disaster affecting our facility may disable these functions. Any significant damage to this facility would harm our business.

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

    We Face Risks Associated With Intellectual Property Rights.

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual provisions to protect our proprietary rights in our products. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, consultants, distributors and corporate partners, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, a third party may possibly copy or otherwise obtain and use our products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

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

PART II -- OTHER INFORMATION


Item 1 through 5 are not applicable with respect to the current reporting period.

Item 6. -- Exhibits and Reports on Form 8-K:

a.   Exhibits

       27.1 Financial Data Schedule

b.   Reports on Form 8-K.

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March
        31, 2000.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.

                                   HELLO DIRECT, INC.
                                     (Registrant)


  May 2, 2000                   /s/ Dean Witter III
--------------                  -----------------------
      Date                          Dean Witter III
                                Chief Financial Officer
                                     and Secretary