Form 10-Q
period 2000-06-30
HELLO DIRECT INC /DE/
filed 2000-08-11
CIK 937265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    For the quarterly period ended June 30, 2000
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________________  to  _________________

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
                               Yes  X   No
                                  -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
          Class                              August 10, 2000
          -----                               -------------
Common Stock, Par Value $.001                   5,295,124

                                   HELLO DIRECT, INC.
                               FORM 10-Q QUARTERLY REPORT

                                     TABLE OF CONTENTS



PART I - Financial Information

  Item 1. -- Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2000
       and December 31, 1999

    Condensed Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 2000 and 1999

    Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2000 and 1999

    Notes to Condensed Consolidated Financial Statements

Item  2. -- Management's Discussion and Analysis of Financial
   Condition and Results of Operations

    Results of Operations

    Liquidity and Capital Resources

    Additional Factors Affecting Operating Results and Market
       Price of Stock



Part II - Other Information

  Item 2. -  Changes in Securities and Use of Proceeds

  Item 4. -  Submission of Matters to a Vote of Security Holders

  Item 6. -  Exhibits and Reports on Form 8-K

  Signatures




Part 1.  Financial Information
Item 1.   Financial Statements

                       HELLO DIRECT, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                      June 30,      December 31,
                                                        2000           1999
                                                   -------------  -------------
                             ASSETS
Current assets:
     Cash and cash equivalents                             $295         $7,292
     Trade accounts receivable, less allowance
       for returns and doubtful accounts                 10,240          9,186
     Inventories                                          9,526          7,753
     Deferred tax assets                                    970            874
     Other current assets                                 5,791          1,904
                                                   -------------  -------------
      Total current assets                               26,822         27,009

Notes receivable                                          3,739          3,912
Property and equipment, net                              12,841         10,055
Goodwill, net                                             1,400          1,600
                                                   -------------  -------------
     Total assets                                       $44,802        $42,576
                                                   =============  =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term bank borrowing                           $3,005         $   --
     Accounts payable                                     3,480          6,340
     Accrued expenses                                     1,607          2,553
                                                   -------------  -------------
      Total current liabilities                           8,092          8,893
Non-current liabilities                                     676            472
                                                   -------------  -------------
      Total liabilities                                   8,768          9,365

Stockholders' equity:
     Common stock                                             5              5
     Additional paid-in capital                          30,166         29,668
     Notes receivable from stock sales                     (742)          (742)
     Retained earnings                                    7,928          5,603
     Less treasury stock, at cost                        (1,323)        (1,323)
                                                   -------------  -------------
      Total stockholders' equity                         36,034         33,211
                                                   -------------  -------------
      Total liabilities and stockholders' equity        $44,802        $42,576
                                                   =============  =============

        See accompanying notes to condensed consolidated financial statements.

                       HELLO DIRECT, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)

                                     Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   -------------------  -------------------
                                       2000      1999       2000      1999
                                   --------- ---------  --------- ---------
Net sales                           $22,561   $19,282    $46,239   $38,732
Cost of goods sold                   10,519     8,734     21,457    17,667
                                   --------- ---------  --------- ---------
      Gross profit                   12,042    10,548     24,782    21,065

Selling, general and
  administrative expenses             9,738     8,696     19,779    17,345
Product development expenses            876       657      1,738     1,264
                                   --------- ---------  --------- ---------
      Operating income                1,428     1,195      3,265     2,456
Other income, net                       365       186        610       410
                                   --------- ---------  --------- ---------
      Income before income taxes      1,793     1,381      3,875     2,866
Provision for income taxes              718       553      1,550     1,147
                                   --------- ---------  --------- ---------
      Net income                     $1,075      $828     $2,325    $1,719
                                   ========= =========  ========= =========

Basic per share amounts:
  Net income                          $0.20     $0.16      $0.44     $0.33
                                   ========= =========  ========= =========
  Weighted average common shares
      outstanding                     5,285     5,105      5,263     5,132
                                   ========= =========  ========= =========
Diluted per share amounts:
  Net income                          $0.20     $0.16      $0.42     $0.32
                                   ========= =========  ========= =========
  Weighted average common shares
      outstanding                     5,505     5,291      5,525     5,323
                                   ========= =========  ========= =========

    See accompanying notes to condensed consolidated financial statements.

                              HELLO DIRECT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                       (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Cash flows from operating activities:
   Net income                                                $2,325    $1,719
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
        Depreciation and amortization                         1,731     1,225
        Deferred income taxes                                    18       (61)
        Deferred rent                                            90        90
        Provision for returns and doubtful accounts              95        16
        Changes in items affecting operations:
             Trade accounts receivable                       (1,149)   (1,664)
             Inventories                                     (1,773)     (483)
             Other assets                                    (3,887)       30
             Accounts payable and accrued expenses           (3,806)     (654)
                                                            --------  --------
        Net cash (used in) provided by operating activities  (6,356)      218
                                                            --------  --------
Cash flows from investing activities:
   Purchases of property and equipment                       (4,317)   (2,434)
   Decrease in investments                                       --     3,860
   Payments received on note receivable                         173       149
   Acquisition of company                                        --    (1,500)
                                                            --------  --------
        Net cash (used in) provided by investing activities  (4,144)       75
                                                            --------  --------
Cash flows from financing activities:
   Short-term bank borrowing                                  3,005        --
   Sale of common stock, net                                    498       348
   Purchase of treasury stock                                    --    (1,088)
                                                            --------  --------
        Net cash provided by (used in) financing activities   3,503      (740)
                                                            --------  --------
Net decrease in cash and cash equivalents                    (6,997)     (447)
Cash and cash equivalents at beginning of period              7,292     5,745
                                                            --------  --------
Cash and cash equivalents at end of period                     $295    $5,298
                                                            ========  ========
Non-cash financing activities:
   Issuance of treasury stock for aquisition of company        $ --      $500
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

Results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of future financial results.

2. Net Income Per Share

There were no adjustments to net income for purposes of the calculation of diluted net income per share. The table below reconciles basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                     Three months ended     Six months ended
                                         June 30,               June 30,
                                   ---------------------  ---------------------
                                        2000       1999        2000       1999
                                   ---------- ----------  ---------- ----------
Basic weighted average common
  shares outstanding               5,285,000  5,105,000   5,263,000  5,132,000

Common stock options utilizing
  treasury stock method
  when dilutive                      220,000    186,000     262,000    191,000
                                   ---------- ----------  ---------- ----------
Diluted weighted average common
  shares outstanding               5,505,000  5,291,000   5,525,000  5,323,000
                                   ========== ==========  ========== ==========

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months ended June 30,
1999

Net Sales.      Net sales reflect total sales less a provision for returns.
Net sales increased $3,279,000, or 17.0%, to $22,561,000 in the three-month period ended June 30, 2000, from $19,282,000 for the comparable period in 1999. This increase was primarily attributable to an increase in both outbound telemarketing and Internet sales offset by a decrease in catalog sales. The decrease in catalog sales resulted in part from an 6% decrease in the number of catalogs distributed, to 6.7 million from 7.1 million. Average order size increased 22.8% to $345 from $281.

Gross Profit.    Cost of goods sold includes merchandise cost, freight
and duty, warranty expense, and packaging and shipping supplies. Gross profit increased $1,494,000, or 14.2%, to $12,042,000 in the three-month period ended June 30, 2000, from $10,548,000 for the comparable period in 1999. The gross margin percentage for the three-month period was 53.4% for 2000 versus 54.7% for 1999. The decrease in gross margin relates to the increase in nationally branded product sales as a percentage of total product sales. National branded products are purchased by the Company and resold to end-users, unlike proprietary products which are designed by the Company and are manufactured to the Company's specifications.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $1,042,000, or 12.0%, to $9,738,000 in the three-month period ended June 30, 2000, from $8,696,000 for the comparable period in 1999. The dollar increase was associated with planned headcount additions to the Company's sales and product support groups. However, as a percentage of net sales, these expenses for the three-month period declined to 43.2% in 2000, as compared to 45.1% for the same three-month period in 1999. A substantial portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$219,000, or 33.3%, to $876,000 for the three-month period ended June 30, 2000, from $657,000 for the comparable period in 1999. As a percentage of net sales, these expenses for the three-month period were 3.9% for 2000 versus 3.4% for the same three-month period in 1999. The increase was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 2000 over the prior year.

Other Income, net.      Other income, which includes interest income and
discounts was $365,000 for the three-month period ended June 30, 2000 versus $186,000 for the comparable period in 1999. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable, while discounts are earned on early payment for products and services.

Net Income.     Net income increased $247,000, or 29.8% to $1,075,000 in the three-month period ended June 30, 2000, from $828,000 for the comparable period in 1999. This increase was due to the reasons discussed above.

Six Months Ended June 30, 2000 Compared to Six Months ended June 30, 1999

Net Sales.      Net sales increased $7,507,000, or 19.4%, to $46,239,000 in the six-month period ended June 30, 2000, from $38,732,000 for the comparable period in 1999. This increase was primarily attributable to an increase in both outbound telemarketing and Internet sales offset by a decrease in catalog sales.

Gross Profit.    Gross profit increased $3,717,000, or 17.6%, to
$24,782,000 in the six-month period ended June 30, 2000, from $21,065,000 for the comparable period in 1999. The gross margin percentage for the six-month period was 53.6% for 2000 versus 54.4% for 1999. The decrease in gross margin relates to the increase in nationally branded product sales as a percentage of total product sales. National branded products are purchased by the Company and resold to end-users, unlike proprietary products which are designed by the Company and are manufactured to the Company's specifications.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $2,434,000, or 14.0%, to $19,779,000 in the six-month period ended June 30, 2000, from $17,345,000 for the comparable period in 1999. The dollar increase was associated with planned headcount additions to the Company's sales and product support groups. As a percentage of net sales, these expenses for the six-month period declined to 42.8% in 2000, as compared to 44.8% for the same six-month period in 1999. A significant portion of the Company's selling, general and administrative expenses is related to the production, printing and distribution of its catalog. Any significant increase in the cost of paper or postage, or deterioration in the response rates to mailings, would have a material adverse effect on the Company's operating results.

Product Development Expenses.   Product development expenses increased
$474,000, or 37.5%, to $1,738,000 for the six month period ended June 30, 2000, from $1,264,000 for the comparable period in 1999. As a percentage of net sales, these expenses for the six-month period were 3.8% for 2000 versus 3.3% for the same six-month period in 1999. The increase was due to the increased staffing of the Company's product development group reflecting the Company's commitment to new product development. It is anticipated that these product development expenses will fluctuate from time to time based upon the number and character of the products under development; however, the Company believes these expenses, as a percentage of net sales, will increase for the year ending December 31, 2000 over the prior year.

Other Income, net.      Other income, which includes interest income and
discounts was $610,000 for the six-month period ended June 30, 2000 versus $410,000 for the comparable period in 1999. The interest income relates to interest earned on cash investments, short-term investments and on the outstanding note receivable while discounts are earned on early payment for products and services.

Net Income.     Net income increased $606,000 or 35.3% to $2,325,000 in the six-month period ended June 30, 2000, from $1,719,000 for the comparable period in 1999. This increase was due to the reasons discussed above.

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

Cash used in operating activities during the six-month period ended June 30, 2000, was $6,356,000. This was the result of $4,259,000 provided by operations including net income, adjusted for depreciation and amortization and other non-cash charges, offset by $10,615,000 of changes in operating assets and liabilities which included a substantial prepayment to secure favorable pricing for inventory. Cash used in investing activities for the six-month period ended June 30, 2000, was $4,144,000, due primarily to purchases of property and equipment of $4,317,000, offset by $173,000 collected on the note receivable. Cash provided by financing activities during the six-month period ended June 30, 2000, was $3,503,000, which includes $3,005,000 of short-term bank borrowing and $498,000 of funds raised through the issuance of Common Stock pursuant to the Company's employee stock purchase and stock option plans.

For the six months ended June 30, 1999, the Company used $1,088,000 for the purchase of 136,000 shares of treasury stock at an average purchase price of $8.00 a share pursuant to a stock repurchase program approved by the Company's Board of Directors on October 7, 1998. The Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock in the open market from time to time subject to market conditions and other restrictions. Through June 30, 2000, the Company has purchased 174,000 shares of Common Stock. The number of shares of Common Stock eventually acquired by the Company will depend on subsequent developments and corporate needs, and the repurchase program may be interrupted or discontinued at any time. Any shares repurchased would be available for re-issuance under the Company's employee stock plans.

The Company believes that funds generated from operations, together with available cash and the use of its credit facility will be sufficient to fund its working capital needs for the foreseeable future. The Company has a $10,000,000 unsecured line of credit with a bank at the bank's prime lending rate.

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

        Our Quarterly Operating Results are Likely to Fluctuate.

We have experienced and will experience quarterly variations in net sales and net income as a result of many factors, including the following:

  o   the number and timing of catalog mailings,
  o   catalog response rates,
  o   product mix,
  o   the level of selling, general and administrative expenses,
  o   the timing and level of product development expenses, and
  o the timing and success of our and our competitors' new product introductions.

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

        We Need to Develop New Products Successfully.

The market for telecommunications products is characterized generally by rapidly changing technology that can render existing products obsolete and unmarketable. We believe our current and future success will depend on our ability to identify, develop or source and successfully introduce and market, in a timely manner, enhancements to our existing products and new products that respond effectively to technological change. To accomplish this, we intend to consult with our direct customer contacts and use our product development capabilities. We have experienced delays in the past in introducing certain of our products and could encounter similar technical difficulties in the future that could result in delayed product introductions or expensive recalls. We may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, if we are able to develop or source any products, these products may not gain market acceptance.

        We Depend on Headset Products.

We derived almost 45% of our net sales in the second quarter of 2000 from our proprietary telephone headset products. These products have higher gross margins than our other products. We anticipate that these headset products will continue to account for a significant portion of our net sales and profits in the foreseeable future. If sales of our telephone headset products were to decline significantly, or the gross margins on such products were to decrease significantly, as a result of competitive pressures or technological obsolescence, our operating results would be harmed.

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

Seo Won K-Tec, Inc., with operations in South Korea and the Philippines; and Tru-Tech Electronics, located in Malaysia, manufacture a substantial portion of our proprietary products to our specifications. Each of these manufacturers is also one of our substantial suppliers. Products made by these manufacturers represented almost 45% of our net sales in the second quarter of 2000. We have contracts of varying terms with these manufacturing sources, and we compete with other companies for production facilities. Although we believe that we have established close relationships with these foreign manufacturing sources, our future success will depend in large measure upon our ability to maintain such relationships.

In addition, we face a number of risks inherent in doing business in international markets, including, among others:
  o   unexpected changes in regulatory requirements,
  o   potentially adverse tax consequences,
  o   tariffs and other trade barriers,
  o   fluctuations in currency exchange rates,
  o   political unrest,
  o   disruptions or delays in shipments, and
  o changes in economic conditions in countries in which our manufacturing sources are located.

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

        Our Business is Highly Competitive.

The market for customer-premise telecommunications products is highly competitive. We compete with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores and office products and computer superstores. A variety of external and internal factors could harm our ability to compete, including:

  o the functions, performance, price and reliability of the products offered by us and our competitors,
  o the timing and success of our and our competitors' new product development efforts, and
  o   the effectiveness of our and our competitors' marketing efforts.

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

       Potential Acquisitions Involve Risks.

We have acquired complementary technologies or businesses in the past and may or may not do so in the future. Future acquisitions may involve potentially dilutive issuances of stock, the incurrence of additional debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets. Any of these factors could harm our results of operations or stock price. Acquisitions involve numerous risks, including:

  o difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company,
  o   diverting management's attention from other business concerns,
  o   impairing relationships with our customers,
  o being unable to maintain uniform standards, controls, procedures and policies,
  o   entering markets in which we have no direct prior experience, and
  o   losing key employees of the acquired company.

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

        Our Stock Price is Volatile.

The market price of our Common Stock has been volatile and may be significantly affected by a number of factors, including:

  o   actual or anticipated fluctuations in our operating results,
  o announcements of technological innovations or new products by us or our competitors,
  o developments with respect to intellectual property and proprietary rights,
  o conditions and trends in the telecommunications and telephone headset industries,
  o changes in earnings estimates or recommendations by securities analysts, and
  o   general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of emerging growth companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also harm the market price of our Common Stock.

PART II -- OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

       d. Recent Sales Of Unregistered Securities. On April 27, 2000 the Company issued a warrant to Dean Witter III, in connection with the hiring of Mr. Witter as the Chief Financial Officer of the Company. The warrant allows Mr. Witter to purchase 10,000 shares of Common Stock, at an exercise price of $12.00 per share. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of the warrant was exempt from registration under the Securites Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. In connection with this transaction Mr. Witter represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the instruments in this transaction.

Item 4. - Submission of matters to a vote of security holders

At the Annual Meeting of Stockholders of the Company, held on April 27, 2000, in San Jose, California, the stockholders elected seven directors to serve until the next Annual Meeting of Stockholders; ratified and approved an amendment to the Company's 1995 Stock Plan to increase the shares of Common Stock reserved for issuance thereunder by 250,000 shares for issuance to the Company's employees and consultants; and ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

Results of the Stockholder vote:


                     Item                         For     Withheld
                   -------                    ----------- --------
Election of Directors
---------------------------------------------
  Gerald L. Beckwith                           4,547,951    6,020
  John W. Combs                                4,549,951    4,020
  E. Alexander Glover                          4,549,951    4,020
  Steven J. Gomo                               4,547,951    6,020
  John B. Mumford                              4,549,951    4,020
  William P. Sousa                             4,549,251    4,720
  Charles E. Volwiler                          4,549,751    4,220


                                                  For     Against  Abstain
                                              ----------- -------- --------
Approve Amendment to 1995 Stock Purchase
  Plan for current employees and consultants
---------------------------------------------
                                               3,945,481  603,798    4,692

Approve KPMG Peat Marwick LLP
---------------------------------------------
                                               4,547,871    5,188      912


Item 6. -  Exhibits and Reports on Form 8-K:

a.  Exhibits

27.1 Financial Data Schedule (available in electronically filed format only)







                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed by on its behalf by the undersigned thereunto duly authorized.


                                                HELLO DIRECT, INC.
                                                 (Registrant)


August 11, 2000
      Date                               /s/    Dean Witter III
                                         --------------------------------
                                                Dean Witter III
                                              Chief Financial Officer
                                              and Secretary